Form 10-Q
period 1994-03-31
NORTH ATLANTIC ENERGY CORP /NH
filed 1994-05-10
CIK 880416

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549-1004

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1994
                                             --------------
                                    OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                               ------     ------

                       Commission File Number 33-43508
                                              --------

                     NORTH ATLANTIC ENERGY CORPORATION
                     ---------------------------------
          (Exact name of registrant as specified in its charter)

              NEW HAMPSHIRE                     06-1339460
              -------------                     ----------
      (State or other jurisdiction            (I.R.S. Employer
    of incorporation or organization)        Identification No.)

1000 ELM STREET, MANCHESTER, NEW HAMPSHIRE                03105
- - -------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


                              (603) 669-4000
                              --------------
           (Registrant's telephone number, including area code)

                              Not Applicable
                              --------------
           (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X        No
                                 ___           ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding at April 29, 1994
                 -----                    -----------------------------
     Common Shares, $1.00 par value                  1,000 shares


                   NORTH ATLANTIC ENERGY CORPORATION


                             TABLE OF CONTENTS



                                                            Page No.
                                                            --------


Part I. Financial Information

   Item 1.   Financial Statements

        Balance Sheets - March 31, 1994
        and December 31, 1993                                 2

        Statements of Income - Three
        Months Ended March 31, 1994 and 1993                  4

        Statements of Cash Flows -
        Three Months Ended March 31, 1994 and 1993            5

        Notes to Financial Statements                         6

   Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                    7

Part II.     Other Information

     Item 1.   Legal Proceedings                               10

   Item 6.   Exhibits and Reports on Form 8-K                10

Signatures                                                     11

                           PART I.  FINANCIAL INFORMATION

NORTH ATLANTIC ENERGY CORPORATION

BALANCE SHEETS
(Unaudited)

                                                          March 31,      December 31,
                                                            1994             1993
                                                        -------------   -------------

                                                            (Thousands of Dollars)
ASSETS
- - ------

Utility Plant, at original cost:
  Electric.........................................     $    766,020    $    758,170

     Less: Accumulated provision for depreciation..           62,355          56,649
                                                        -------------   -------------
                                                             703,665         701,521
  Construction work in progress....................            8,021           7,618
  Nuclear fuel, net................................           23,071          23,339
                                                        -------------   -------------
      Total net utility plant......................          734,757         732,478
                                                        -------------   -------------

Other Property and Investments:
  Nuclear decommissioning trust, at market
   in 1994 and at cost in 1993 (Note 2)<F2>........            8,811           7,881
                                                        -------------   -------------

Current Assets:
  Cash.............................................            9,477           8,404
  Receivables......................................            1,843           2,453
  Receivables from affiliated companies............           19,313          20,304
  Taxes receivable.................................            9,635           1,224
  Materials and supplies, at average cost..........            8,175           7,353
  Prepayments and other............................            2,132           4,183
                                                        -------------   -------------
                                                              50,575          43,921
                                                        -------------   -------------

Deferred Charges:
  Deferred costs--Seabrook.........................           98,210          85,428
  Regulatory asset--income taxes...................           22,355          19,432
  Unamortized debt expense.........................            5,338           5,507
  Deferred DOE assessment..........................            4,861           4,905
  Other deferred debits............................            1,161           1,269
                                                        -------------   -------------
                                                             131,925         116,541
                                                        -------------   -------------



      Total Assets.................................     $    926,068    $    900,821
                                                        =============   =============

See accompanying notes to financial statements.

NORTH ATLANTIC ENERGY CORPORATION

BALANCE SHEETS
(Unaudited)

                                                          March 31,      December 31,
                                                            1994             1993
                                                        -------------   -------------

                                                            (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
- - ------------------------------

Capitalization:
  Common stock, $1 par value. Authorized
   and outstanding 1,000 shares....................     $          1    $          1
  Capital surplus, paid in.........................          160,999         160,999
  Retained earnings................................           45,345          38,701
                                                        -------------    ------------
           Total common stockholder's equity.......          206,345         199,701

  Long-term debt...................................          560,000         560,000
                                                        -------------    ------------
           Total capitalization....................          766,345         759,701
                                                        -------------    ------------


Current Liabilities:
  Notes payable to affiliated company..............           11,500            -
  Accounts payable.................................            1,189           3,999
  Accounts payable to affiliated companies.........              596           2,389
  Accrued interest.................................           18,514          18,288
  Accrued taxes....................................              126             127
  Deferred DOE obligation--current portion.........              845             845
                                                        -------------   -------------
                                                              32,770          25,648
                                                        -------------   -------------


Deferred Credits:
  Accumulated deferred income taxes................           86,866          74,772
  Deferred obligation to affiliated company........           33,284          33,284
  Deferred DOE obligation..........................            3,941           3,941
  Deferred Seabrook tax settlement obligation......            2,862           3,475
                                                        -------------   -------------
                                                             126,953         115,472
                                                        -------------   -------------


Commitments and Contingencies (Note 3) <F3>



      Total Capitalization and Liabilities.........     $    926,068    $    900,821
                                                        =============   =============

See accompanying notes to financial statements.

NORTH ATLANTIC ENERGY CORPORATION

STATEMENTS OF INCOME
    (Unaudited)

                                                  Three Months Ended
                                                       March 31,
                                              ------------------------
                                                   1994        1993
                                              -----------  -----------
                                                (Thousands of Dollars)

Operating Revenues........................... $   32,211   $   29,153
                                              -----------  -----------

Operating Expenses:
  Operation--
    Fuel.....................................      1,449        1,758
    Other....................................      8,819        8,016
  Maintenance................................      2,895        1,663
  Depreciation...............................      5,810        5,704
  Federal and state income taxes.............      1,617        1,051
  Taxes other than income taxes..............      3,027        4,420
                                              -----------  -----------
        Total operating expenses.............     23,617       22,612
                                              -----------  -----------
Operating Income.............................      8,594        6,541
                                              -----------  -----------

Other Income:
  Deferred Seabrook return--other funds......      3,243        3,685
  Other, net.................................        356          106
  Income taxes--credit.......................        856          159
                                              -----------  -----------
        Other income, net....................      4,455        3,950
                                              -----------  -----------
        Income before interest charges.......     13,049       10,491
                                              -----------  -----------

Interest Charges:
  Interest on long-term debt.................     16,005       16,006
  Other interest.............................        124          177
  Allowance for borrowed funds used during
    construction.............................       (185)         (33)
  Deferred Seabrook return--borrowed funds,
    net of income taxes......................     (9,538)     (10,844)
                                              -----------  -----------
        Interest charges, net................      6,406        5,306
                                              -----------  -----------

Net Income .................................. $    6,643   $    5,185
                                              ===========  ===========




See accompanying notes to financial statements.

   NORTH ATLANTIC ENERGY CORPORATION
   STATEMENTS OF CASH FLOWS
          (Unaudited)
                                                                       Three Months Ended
                                                                           March 31,
                                                                  -----------------------------
                                                                      1994            1993
                                                                  -------------   -------------
                                                                      (Thousands of Dollars)
   Cash Flows From Operations:
     Net Income ..............................................   $       6,643   $       5,185
      Adjusted for the following:
        Depreciation .........................................           5,810           5,704
        Deferred income taxes and investment tax credits, net.           9,171           9,871
        Deferred return - Seabrook............................         (12,782)        (14,529)
        Other sources of cash.................................           1,324           2,448
        Other uses of cash....................................            (652)         (1,184)
        Changes in working capital:
           Receivables .......................................          (6,810)          2,401
           Materials and supplies.............................            (822)           (525)
           Accounts payable...................................          (4,603)          1,216
           Other working capital (excludes cash)..............           2,320          (6,480)
                                                                  -------------   -------------
   Net cash flows from (used for) investments.................            (401)          4,107
                                                                  -------------   -------------
   Cash Flows From Financing Activities:

        Net increase (decrease) in short-term debt............          11,500          (3,500)
                                                                  -------------   -------------
   Net cash flows from (used for) financing activities........          11,500          (3,500)
                                                                  -------------   -------------
   Investment Activities:
        Investments in plant:
           Electric utility plant.............................          (8,575)         (1,497)
           Nuclear fuel.......................................            (521)           (209)
                                                                  -------------   -------------
        Net cash flows used for investments in plant..........          (9,096)         (1,706)
        Investment in nuclear decommissioning trust...........            (930)           (712)
                                                                  -------------   -------------
   Net cash flows used for investments........................         (10,026)         (2,418)

   Net Increase (Decrease) In Cash for the Period.............           1,073          (1,811)
   Cash-beginning of period...................................           8,404           6,264
                                                                  -------------   -------------
   Cash-end of period.........................................   $       9,477   $       4,453
                                                                  =============   =============


   See accompanying notes to financial statements.

                   NORTH ATLANTIC ENERGY CORPORATION

               NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


<F1>1.   General

The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report of North Atlantic Energy Corporation (the company or NAEC) on Form 10-K for the year ended December 31, 1993 (1993 Form 10-K). In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1994, the results of operations for the three months ended March 31, 1994 and 1993, and the statements of cash flows for the three months ended March 31, 1994, and 1993. The results of operations for the three months ended March 31, 1994 and 1993 are not necessarily indicative of the results expected for a full year.

Certain amounts in the accompanying financial statements of the company for the period ended March 31, 1993 have been reclassified to conform with the March 31, 1994 presentation.

<F2>2.  Changes in Accounting Principles

Statement of Financial Accounting Standards No. 115 (SFAS 115): In May 1993, the Financial Accounting Standards Board (FASB) issued SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 addresses the accounting and reporting for certain investments in debt and equity securities, and expands the use of fair value accounting for these securities. SFAS 115 is applicable to NAEC with respect to its investments in nuclear decommissioning trusts.

SFAS 115 requires investments in decommissioning trusts to be presented at fair value and was adopted by NAEC on a prospective basis in the first quarter of 1994.

<F3>3.  Commitments and Contingencies

Seabrook 1 Construction Program: For information regarding the Seabrook 1 construction program, see the Notes to Financial Statements in NAEC's 1993 Form 10-K.

Environmental Matters: For information regarding Environmental Matters, see the Notes to Financial Statements in NAEC's 1993 Form 10-K.

Nuclear Insurance Contingencies: For information regarding Nuclear Insurance Contingencies, see the Notes to Financial Statements in NAEC's 1993 Form 10-K.

                NORTH ATLANTIC ENERGY CORPORATION

        Management's Discussion and Analysis of Financial
               Condition and Results of Operations


This section contains management's assessment of North Atlantic Energy Corporation's (NAEC or the company) financial condition and the principal factors having an impact on the results of operations. The company is a wholly owned subsidiary of Northeast Utilities (NU). This discussion should be read in conjunction with the company's financial statements and footnotes and the 1993 Form 10-K.

FINANCIAL CONDITION

Overview

On June 5, 1992 (the Acquisition Date), NU completed the acquisition of Public Service Company of New Hampshire (PSNH). In a related transaction, PSNH's 35.6 percent share of the Seabrook 1 nuclear power plant (Seabrook) and other Seabrook-related assets were transferred to the company. On the Acquisition Date, PSNH and NAEC entered into the Seabrook Power Contract, under which PSNH is obligated to buy from the company all of the capacity and output of Seabrook for a period equal to the length of the Nuclear Regulatory Commission (NRC) full-power operating license for Seabrook (through 2026).

Under the Seabrook Power Contract, the company is not entitled to earn an immediate cash return on the full amount of its Initial Investment in Seabrook, but instead is required to phase-in its return on the initial recoverable investment in Seabrook ($700 million). The company is entitled to earn a noncash deferred return on the portion of the initial investment not yet phased into rates. The company is currently earning a cash return on 55 percent of its Seabrook investment.

On February 15, 1994, NAEC acquired Vermont Electric Generation and Transmission Cooperative's (VEG&T) 0.4 percent ownership interest of Seabrook for approximately $6.4 million. NAEC will sell the output from this Seabrook interest to PSNH under an agreement that has been approved by the Federal Energy Regulatory Commission (FERC) and is substantially similar to the Seabrook Power Contract between PSNH and NAEC that was effective on the Acquisition Date.

Accounting Standards

In 1994, the company adopted Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 supersedes or amends other accounting pronouncements related to the accounting for marketable securities. The adoption of SFAS No. 115 has not had a material impact on the financial condition or results of operations.

See the "Notes to Financial Statements" for additional information on this new accounting standard.

Rate Matters

PSNH's rates are determined under a rate agreement executed by the Governor and the Attorney General of New Hampshire in 1989 and subsequently approved by the New Hampshire Public Utilities Commission (NHPUC) (the Rate Agreement). The Rate Agreement sets out a comprehensive plan of rates for PSNH, providing for seven base rate increases of 5.5 percent per year (the fixed-rate period) and a comprehensive fuel and purchased power adjustment clause (FPPAC). The base rate increases are effective annually on each June
1.  The fifth base rate increase will go into effect on June 1, 1994.

As prescribed by the Rate Agreement, NAEC is phasing in its $700-million initial investment in Seabrook 1. As of March 31, 1994, NAEC has included in rates $385 million of its initial Seabrook investment. The remaining investment ($315 million) will be phased into rates over the next three years beginning May 15, 1994. The deferred return associated with the amount of investment that has not been included in rates is $149.1 million through March 31, 1994 including $50.9 million which is recorded as utility plant. This amount and the additional deferred amounts associated with the remaining phase-in will be recovered over the period May 1997 through 2001.

Seabrook Performance

In the first quarter of 1994, Seabrook operated at a capacity factor of 73.6 percent as compared to 90.9 percent for the same period in 1993. The unit was shutdown on January 25, 1994 for an unplanned outage and returned to service on February 18, 1994. The unit began its scheduled 56-day refueling and maintenance outage on April 9, 1994.

Liquidity and Capital Resources

Cash provided from operations decreased $4.5 million for the first three months of 1994, compared with the same period in 1993 primarily due to a decrease in working capital. Cash provided from financing activities was $15 million higher in 1994, as compared with 1993, primarily due to a net increase in short-term debt used partially for investment in plant. Cash used for investments was $7.6 million higher in 1994, as compared with 1993, primarily due to higher expenditures for Seabrook as a result of the unplanned outage in January 1994.

The company's construction program expenditures, including allowance for funds used during construction (AFUDC), amounted to $8.6 million for the first three months of 1994 as compared to $1.5 million during the same period in 1993. The 1994 construction program expenditure increase is due primarily to the Seabrook outage.

The company has ongoing cash requirements for Seabrook-related capital expenditures, nuclear fuel expenditures, interest and operating expenses. Such cash requirements are expected to be met from payments under the Seabrook Power Contract and the Tax Allocation Agreement, except that to the extent some or all of the capital expenditures and nuclear fuel expenditures may have to be financed, the company expects to borrow under the NU System Money Pool. At March 31, 1994, borrowings under the Money Pool were $11.5 million.

A substantial portion of the company's cash flow for the first few years is expected to consist of payments made by NU to the company under a Tax Allocation Agreement that the company entered into with NU at the time of the acquisition. The amount of such payments will decrease over time but is expected to remain substantial during the first few years when the company is expected to incur losses for tax purposes due to accelerated tax depreciation of Seabrook. The company has received $8.4 million for the first three months of 1994 under this agreement. No assurance can be given, however, as to the extent of the future benefits, if any, that will actually accrue to the company under the Tax Allocation Agreement.

RESULTS OF OPERATIONS

Comparison of the First Quarter of 1994 with the First Quarter of 1993
- - ----------------------------------------------------------------------

Operating revenues represent amounts billed to PSNH under the terms of the Seabrook Power Contract and billings to PSNH for decommissioning expense. Operating revenues increased $3.1 million in the first quarter of 1994 compared with the same period in 1993, primarily due to the higher operation and maintenance expenses attributable to the unplanned Seabrook outage and the increased return associated with the phase-in of additional Seabrook plant.

Operation and maintenance expenses increased $2.0 million in 1994, as compared to 1993, primarily due to the unplanned Seabrook outage in 1994.

Taxes other than income taxes decreased $2.1 million in 1994, as compared to 1993, primarily because of the repeal of the Seabrook nuclear property tax in 1993.

Deferred Seabrook return decreased $1.8 million in 1994, as compared to 1993, primarily because additional Seabrook investment was phased into rates in May 1993.

                           PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

        1.   On September 30, 1993, 29 participants in the New England
Power Pool (NEPOOL) (including NAEC) filed the 30th Amendment to the NEPOOL Agreement (Amendment) at the Federal Energy Regulatory Commission (FERC).
The Amendment establishes a minimum size for generating units to be considered for designation as "Pool-Planned Units." Such designation entitles the owners of an interest in a unit to have their shares of the output of the unit transmitted to them under a transmission rate that is generally more favorable than the rates that would be available in the absence of such a designation. Massachusetts Municipal Wholesale Electric Company and several other municipal electric utilities moved to intervene and protest the Amendment, claiming that it discriminates against transmission dependent utilities.

               On April 11, 1994, the FERC issued an Order setting the Amendment for a "paper hearing" in May 1994. FERC intends to address whether the Amendment eliminates transmission access and the discounted rates for Pool-Planned Units. FERC has also broadened the proceeding to consider whether NEPOOL's activities in this are consistent with the standards of the Federal Power Act.

Item 6. Exhibits and Reports on Form 8-K

        (b)  Reports on Form 8-K:

             No reports on Form 8-K have been filed during this
               reporting period.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                     NORTH ATLANTIC ENERGY CORPORATION
                                     ---------------------------------
                                              Registrant





Date      May 9, 1994       By  /s/ Bernard M. Fox
      --------------------        -----------------------------
                                      Bernard M. Fox
                                      Vice Chairman and Chief
                                    Executive Officer, and
                                    Director




Date      May 9, 1994        By  /s/ John W. Noyes
      --------------------       -----------------------------
                                   John W. Noyes
                              Vice President and
                                   Controller