Form 10-Q
period 1994-06-30
NORTH ATLANTIC ENERGY CORP /NH
filed 1994-08-12
CIK 880416

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549-1004

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1994
                                             -------------
                                    OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                               ------     ------

                       Commission File Number 33-43508
                                              --------

                     NORTH ATLANTIC ENERGY CORPORATION
                     ---------------------------------
          (Exact name of registrant as specified in its charter)

              NEW HAMPSHIRE                     06-1339460
              -------------                     ----------
      (State or other jurisdiction            (I.R.S. Employer
    of incorporation or organization)        Identification No.)

1000 ELM STREET, MANCHESTER, NEW HAMPSHIRE                03105
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

                             Yes  X        No
                                 ___           ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding at July 29, 1994
                 -----                    ----------------------------
     Common Shares, $1.00 par value                  1,000 shares



                   NORTH ATLANTIC ENERGY CORPORATION


                             TABLE OF CONTENTS



                                                            Page No.
                                                            --------


Part I.   Financial Information

     Item 1.   Financial Statements

          Balance Sheets - June 30, 1994
          and December 31, 1993                                 2

          Statements of Income - Three and Six
          Months Ended June 30, 1994 and 1993                   4

          Statements of Cash Flows -
          Six Months Ended June 30, 1994 and 1993               5

          Notes to Financial Statements                         6

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                    7

Part II.  Other Information

     Item 1.   Legal Proceedings                               11

     Item 4.   Submission of Matters to a Vote of
               Security Holders                                12

     Item 5.   Other Information                               12

     Item 6.   Exhibits and Reports on Form 8-K                13

Signatures                                                     14

                           PART I.  FINANCIAL INFORMATION

NORTH ATLANTIC ENERGY CORPORATION

BALANCE SHEETS
(Unaudited)

                                                           June 30,      December 31,
                                                             1994            1993
                                                        -------------   -------------

                                                            (Thousands of Dollars)
ASSETS
- ------

Utility Plant, at original cost:
  Electric.........................................     $    767,002    $    758,170

     Less: Accumulated provision for depreciation..           67,575          56,649
                                                        -------------   -------------
                                                             699,427         701,521
  Construction work in progress....................            9,053           7,618
  Nuclear fuel, net................................           23,076          23,339
                                                        -------------   -------------
      Total net utility plant......................          731,556         732,478
                                                        -------------   -------------

Other Property and Investments:
  Nuclear decommissioning trust, at market
   in 1994 and at cost in 1993 (Note 2)<F2>........            9,294           7,881
                                                        -------------   -------------

Current Assets:
  Cash.............................................            2,065           8,404
  Notes receivable from affiliated companies.......           11,500            -
  Receivables......................................            2,453           2,453
  Receivables from affiliated companies............           21,350          20,304
  Taxes receivable.................................             -              1,224
  Materials and supplies, at average cost..........            9,242           7,353
  Prepayments and other............................            3,945           4,183
                                                        -------------   -------------
                                                              50,555          43,921
                                                        -------------   -------------

Deferred Charges:
  Deferred costs--Seabrook.........................          109,314          85,428
  Regulatory asset--income taxes...................           25,804          19,432
  Unamortized debt expense.........................            5,170           5,507
  Deferred DOE assessment..........................            4,784           4,905
  Other deferred debits............................              974           1,269
                                                        -------------   -------------
                                                             146,046         116,541
                                                        -------------   -------------


      Total Assets.................................     $    937,451    $    900,821
                                                        =============   =============

See accompanying notes to financial statements.






























NORTH ATLANTIC ENERGY CORPORATION

BALANCE SHEETS
(Unaudited)

                                                           June 30,      December 31,
                                                             1994            1993
                                                        -------------   -------------

                                                            (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
- ------------------------------

Capitalization:
  Common stock, $1 par value. Authorized
   and outstanding 1,000 shares....................     $          1    $          1
  Capital surplus, paid in.........................          160,999         160,999
  Retained earnings................................           52,070          38,701
                                                        -------------    ------------
           Total common stockholder's equity.......          213,070         199,701

  Long-term debt...................................          560,000         560,000
                                                        -------------    ------------
           Total capitalization....................          773,070         759,701
                                                        -------------    ------------


Current Liabilities:
  Accounts payable.................................            3,713           3,999
  Accounts payable to affiliated companies.........              901           2,389
  Accrued interest.................................           18,288          18,288
  Accrued taxes....................................            2,381             127
  Deferred DOE obligation--current portion.........              845             845
                                                        -------------   -------------
                                                              26,128          25,648
                                                        -------------   -------------


Deferred Credits:
  Accumulated deferred income taxes................           98,974          74,772
  Deferred obligation to affiliated company........           33,284          33,284
  Deferred DOE obligation..........................            3,941           3,941
  Deferred Seabrook tax settlement obligation......            2,054           3,475
                                                        -------------   -------------
                                                             138,253         115,472
                                                        -------------   -------------



Commitments and Contingencies (Note 3)<F3>



      Total Capitalization and Liabilities.........     $    937,451    $    900,821
                                                        =============   =============

See accompanying notes to financial statements.
































NORTH ATLANTIC ENERGY CORPORATION

STATEMENTS OF INCOME
    (Unaudited)

                                                  Three Months Ended        Six Months Ended
                                                       June 30,                  June 30,
                                              ------------------------ ------------------------
                                                  1994         1993         1994         1993
                                              -----------  ----------- -----------  -----------
                                                            (Thousands of Dollars)

Operating Revenues........................... $   40,011   $   29,952   $   72,222  $   59,105
                                              -----------  -----------  ----------- -----------

Operating Expenses:
  Operation--
    Fuel.....................................        227        1,889        1,676       3,647
    Other....................................     11,240        8,471       20,059      16,487
  Maintenance................................      7,274        1,850       10,169       3,513
  Depreciation...............................      5,496        5,627       11,306      11,331
  Federal and state income taxes.............      2,011        1,388        3,628       2,439
  Taxes other than income taxes..............      3,045        2,763        6,072       7,183
                                              -----------  -----------  ----------- -----------
        Total operating expenses.............     29,293       21,988       52,910      44,600
                                              -----------  -----------  ----------- -----------
Operating Income.............................     10,718        7,964       19,312      14,505
                                              -----------  -----------  ----------- -----------

Other Income:
  Deferred Seabrook return--other funds......      2,817        3,287        6,060       6,972
  Other, net.................................         31          278          387         384
  Income taxes--credit.......................        860          848        1,716       1,007
                                              -----------  -----------  ----------- -----------
        Other income, net....................      3,708        4,413        8,163       8,363
                                              -----------  -----------  ----------- -----------
        Income before interest charges.......     14,426       12,377       27,475      22,868
                                              -----------  -----------  ----------- -----------

Interest Charges:
  Interest on long-term debt.................     16,006       16,005       32,011      32,011
  Other interest.............................        (18)          62          (79)        206
  Deferred Seabrook return--borrowed funds...     (8,287)      (9,675)     (17,825)    (20,519)
                                              -----------  -----------  ----------- -----------
        Interest charges, net................      7,701        6,392       14,107      11,698
                                              -----------  -----------  ----------- -----------



Net Income .................................. $    6,725   $    5,985   $   13,368  $   11,170
                                              ===========  ===========  =========== ===========





See accompanying notes to financial statements.































   NORTH ATLANTIC ENERGY CORPORATION
   STATEMENTS OF CASH FLOWS
          (Unaudited)

                                                                        Six Months Ended
                                                                            June 30,
                                                                  -----------------------------
                                                                      1994            1993
                                                                  -------------   -------------
                                                                      (Thousands of Dollars)
   Cash Flows From Operations:
     Net Income ..............................................   $      13,368   $      11,170
      Adjusted for the following:
        Depreciation .........................................          11,306          11,331
        Deferred income taxes and investment tax credits, net.          18,376          18,683
        Deferred return - Seabrook............................         (23,885)        (27,491)
        Other sources of cash.................................           1,622           7,531
        Other uses of cash....................................          (1,967)           -
        Changes in working capital:
           Receivables .......................................             178          (5,848)
           Materials and supplies.............................          (1,889)           (884)
           Accounts payable...................................          (1,774)           (336)
           Other working capital (excludes cash)..............           2,492             401
                                                                  -------------   -------------
   Net cash flows from operations.............................          17,827          14,557
                                                                  -------------   -------------
   Cash Flows Used for Financing Activities:

        Net decrease in short-term debt.......................            -             (2,500)
                                                                  -------------   -------------
   Net cash flows used for financing activities...............            -             (2,500)
                                                                  -------------   -------------
   Investment Activities:
        Investments in plant:
           Electric utility plant.............................         (10,643)         (2,772)
           Nuclear fuel.......................................            (610)         (5,640)
                                                                  -------------   -------------
        Net cash flows used for investments in plant..........         (11,253)         (8,412)
        NU System Money Pool, net.............................         (11,500)           -
        Investment in nuclear decommissioning trust...........          (1,413)         (1,397)
                                                                  -------------   -------------
   Net cash flows used for investments........................         (24,166)         (9,809)

   Net Increase (Decrease) In Cash for the Period.............          (6,339)          2,248
   Cash-beginning of period...................................           8,404           6,264
                                                                  -------------   -------------
   Cash-end of period.........................................   $       2,065   $       8,512
                                                                  =============   =============

   See accompanying notes to financial statements.








































                   NORTH ATLANTIC ENERGY CORPORATION

               NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


<F1>1.   General

The accompanying unaudited financial statements should be read in conjunction with the Annual Report of North Atlantic Energy Corporation (the company or
NAEC) on Form 10-K for the year ended December 31, 1993 (1993 Form 10-K). In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1994, the results of operations for the three and six months ended June 30, 1994 and 1993, and the statements of cash flows for the six months ended June 30, 1994, and 1993. The results of operations for the three and six months ended June 30, 1994 and 1993 are not necessarily indicative of the results expected for a full year.

Certain amounts in the accompanying financial statements of the company for the period ended June 30, 1993 have been reclassified to conform with the June 30, 1994 presentation.

<F2>2.    Changes in Accounting Principles

Statement of Financial Accounting Standards No. 115 (SFAS 115): In May 1993, the Financial Accounting Standards Board issued SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 addresses the accounting and reporting for certain investments in debt and equity securities, and expands the use of fair value accounting for these securities. SFAS 115 is applicable to NAEC with respect to its investments in nuclear decommissioning trusts.

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













                 NORTH ATLANTIC ENERGY CORPORATION

          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations


This section contains management's assessment of North Atlantic Energy Corporation's (NAEC or the company) financial condition and the principal factors having an impact on the results of operations. The company is a wholly-owned subsidiary of Northeast Utilities (NU). This discussion should be read in conjunction with the company's financial statements and footnotes and the 1993 Form 10-K and the First Quarter 1994 Form 10-Q.

FINANCIAL CONDITION

Overview

NAEC sells all of the capacity and output of its 36 percent share of the Seabrook 1 nuclear power plant (Seabrook) to Public Service Company of New Hampshire (PSNH) under Power Contracts, which are effective for a period equal to the length of the Nuclear Regulatory Commission (NRC) full-power operating license for Seabrook (through 2026).

NAEC's net income increased to $13.4 million for the six months ended June 30, 1994, from $11.2 million for the same period in 1993.

Regulatory Matters

PSNH's rates are determined under a rate agreement executed by the Governor and the Attorney General of New Hampshire in 1989 and subsequently approved by the New Hampshire Public Utilities Commission (NHPUC) (the Rate Agreement). The Rate Agreement sets out a comprehensive plan of rates for PSNH, providing for seven base rate increases of 5.5 percent per year and a comprehensive fuel and purchased power adjustment clause (FPPAC). The base rate increases are effective annually on each June 1. The fifth base rate increase went into effect on June 1, 1994.

As prescribed by the Rate Agreement, NAEC is phasing in its $700 million investment in Seabrook 1. As of June 30, 1994, NAEC has included in rates $490 million of its Seabrook investment. The remaining investment ($210 million) will be phased into rates over the next two years beginning in May 1995. The deferred return associated with the amount of investment that has not been included in rates was approximately $162 million through June 30, 1994, including approximately $51 million which is recorded as utility plant. This amount and the additional deferred amounts associated with the remaining phase-in will be recovered under NAEC's purchase agreement with PSNH over the period December 1997 through May 2001.

Seabrook Performance

In the first six months of 1994, Seabrook operated at a capacity factor of
40.5 percent as compared to 93.8 percent for the same period in 1993. The unit was taken out of service on January 25, 1994 for an unplanned outage and returned to service on February 18, 1994. The unit began its scheduled 57-day refueling and maintenance outage on April 9, 1994. The outage was substantially extended and the unit returned to service on August 1, 1994.

Liquidity and Capital Resources

Cash provided from operations increased approximately $3 million for the first six months of 1994, as compared with the same period in 1993, primarily due to the increased return associated with the phase-in of additional Seabrook plant. Cash used for financing activities was approximately $3 million lower in 1994, as compared with 1993, primarily due to the repayment of short-term debt in 1993. Cash used for investments was approximately $14 million higher in 1994, as compared with 1993, primarily due to higher lending to other NU system companies under the NU system Money Pool and higher investment in plant, partially offset by lower nuclear fuel expenditures in 1994.

The company's construction program expenditures amounted to approximately $11 million for the first six months of 1994, as compared to approximately $3 million during the same period in 1993. The 1994 construction program expenditure increase is due to higher expenditures for Seabrook as a result of the unplanned outage and the extended refueling and maintenance outage in 1994.

The company has ongoing cash requirements for Seabrook-related capital expenditures, nuclear fuel expenditures, interest and operating expenses. Such cash requirements are expected to be met from payments under the Seabrook Power Contract and the Tax Allocation Agreement, except that to the extent some or all of the capital expenditures and nuclear fuel expenditures may have to be financed, the company expects to borrow under the NU system Money Pool. At June 30, 1994, there were no borrowings outstanding under the Money Pool.

A substantial portion of the company's cash flow for the first few years is expected to consist of payments made by NU to the company under a Tax Allocation Agreement that the company entered into with NU at the time of the acquisition. The amount of such payments will decrease over time but is expected to remain substantial during the first few years when the company is expected to incur losses for tax purposes due to accelerated tax depreciation of Seabrook. The company has received approximately $8 million for the first six months of 1994 under this agreement. No assurance can be given, however, as to the extent of the future benefits, if any, that will actually accrue to the company under the Tax Allocation Agreement.

RESULTS OF OPERATIONS

Comparison of the Second Quarter of 1994 with the Second Quarter of
- -------------------------------------------------------------------
1993
- ----

Operating revenues represent amounts billed to PSNH under the terms of the Seabrook Power Contract and billings to PSNH for decommissioning expense. Operating revenues increased approximately $10 million in the second quarter of 1994, as compared with 1993, primarily due to the higher operation and maintenance expenses attributable to the extended Seabrook refueling and maintenance outage in 1994 and the increased return associated with the phase-in of additional Seabrook plant in May 1994.

Fuel expense decreased approximately $2 million in the second quarter of 1994, as compared with 1993, primarily because of lower Seabrook generation due to the extended refueling outage.

Operation and maintenance expenses increased approximately $8 million in the second quarter of 1994, as compared with 1993, primarily due to the extended Seabrook refueling and maintenance outage in 1994.

Deferred Seabrook return - other funds decreased approximately $2 million in the second quarter of 1994, as compared with 1993, primarily because additional Seabrook investment was phased into rates in May 1994.

Comparison of the First Six Months of 1994 with the First Six Months
- --------------------------------------------------------------------
of 1993
- -------

Operating revenues increased approximately $13 million in the first six months of 1994, as compared with 1993, primarily due to the higher operation and maintenance expenses attributable to the unplanned and extended Seabrook refueling and maintenance outages in 1994 and the increased return associated with the phase-in of additional Seabrook plant in May 1993 and May 1994.

Fuel expense decreased approximately $2 million in the first six months of 1994, as compared with 1993, primarily because of lower Seabrook generation due to the outages in 1994.

Operation and maintenance expenses increased approximately $10 million in the first six months of 1994, as compared with 1993, primarily due to the unplanned and the extended Seabrook outages in 1994.

Taxes other than income taxes decreased approximately $1 million in the first six months of 1994, as compared with 1993, primarily because of the repeal of the Seabrook nuclear property tax in 1993.

Deferred Seabrook return - other funds decreased approximately $4 million in the first six months of 1994, as compared with 1993, primarily because additional Seabrook investment was phased into rates in May 1993 and May 1994.

































                           PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

1. NAEC's 1993 Form 10-K incorrectly reported that Northeast Nuclear Energy Company (NNECO), a wholly owned subsidiary of NU that acts as agent for the NU System and other utilities in operating the Millstone generating units, had been informed by the Nuclear Regulatory Commission (NRC) that the agency did not plan to take enforcement action against NNECO with respect to apparent violations of NRC requirements arising from 1989 events involving the operability of a safety related system at Millstone Unit 1. This information, contained in correspondence from the NRC dated March 17, 1994, pertained to another matter involving two employees who raised safety concerns and was incorrectly reported in the 1993 Form 10-K as relating to the 1989 Millstone Unit 1 operability event. On July 13, 1994, NNECO was notified that the NRC had issued a Notice of Violation (NOV) and proposed to assess civil penalties in the amount of $220,000 for this matter. The first violation, for which a civil penalty of $120,000 was assessed, concerned the apparent untimeliness of the operability assessment. The second violation, and its associated civil penalty of $100,000, concerned discriminatory treatment of an employee involved in the operability determination by a manager at the plant. In addition, the NRC also requested that NNECO provide information which will be used to determine whether the manager should be involved in NRC licensed activities. Unless the response time is extended by the NRC, NNECO has 30 days to respond to the NOV and information request.

2. On September 30, 1993, 29 participants in the New England Power Pool (NEPOOL) (including the NU system operating companies) filed the 30th Amendment to the NEPOOL Agreement (Amendment) at the Federal Energy Regulatory Commission (FERC). Massachusetts Municipal Wholesale Electric Company and several other municipal electric utilities moved to intervene and protest the Amendment, claiming that it discriminates against transmission dependent utilities.

On April 11, 1994, the FERC issued an order setting the Amendment for a "paper hearing" in May 1994, which date was subsequently extended to August 9, 1994. The order stated that FERC intends to address whether the Amendment eliminates transmission access and the discounted rates for pool-planned units. FERC also broadened the proceeding to consider whether NEPOOL's activities in this are consistent with the standards of the Federal Power Act. On July 25, 1994 the sponsors of the Amendment and the protesting municipal utilities jointly filed a motion requesting that FERC suspend the procedural schedule because they had reached an understanding on the terms of the settlement that would resolve the FERC proceeding, including the withdrawal of the Amendment. On August 3, 1994, FERC granted this motion and suspended the procedural schedule for a period of 45 days.

For additional information on this matter, see NAEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 under the caption "Part II. Other Information - "Item 1 - Legal Proceedings."

3. Great Bay Power Corporation (GBPC), a joint owner of Seabrook along with The Connecticut Light and Power Company (CL&P), a wholly owned subsidiary of NU, NAEC, and various other, non-System entities, had expected to consummate its reorganization plan, emerge from bankruptcy and repay CL&P for all advances by June 30, 1994. As of July 29, 1994, $6.9 million of advances were outstanding from CL&P. A financing agreement was entered into on April 7, 1994, under which various investors would invest $35 million in the reorganized GBPC in exchange for 60% of GBPC's common stock. Closing of the financing agreement was scheduled to occur on June 15, 1994; however, delays in the completion of Seabrook's refueling outage postponed the closing date, and the investors engaged a consultant to determine if the events that extended the outage discharged the investors from their commitment. The NRC has extended to August 31, 1994 the deadline for the transfer of control of GBPC's ownership share of Seabrook. The prospective investors and GBPC are currently negotiating a modification of the April 7, 1994 financing agreement which will require further Bankruptcy Court and regulatory approvals, if agreed upon by the investors and GBPC. If the Bankruptcy Court approves the modifications and the necessary regulatory approvals are obtained, the company believes that the financing can be completed by October 31, 1994, if other events do not adversely affect GBPC's financial condition prior to closing.

For additional information on this matter, see the 1993 Form 10-K under the caption "Item 1. Business - Electric Operations - Nuclear Generation - Seabrook."

Item 4.   Submission of Matters to a Vote of Security Holders

At the Annual Matters of Stockholders of NAEC held on June 13, 1994, stockholders voted to fix the number of directors for the ensuing year at ten. The vote fixing the number of directors at ten was 1,000 shares in favor, representing 100 percent of the issued and outstanding shares of common stock of NAEC.

At the Annual Meeting, the following ten directors were elected, each by a vote of 1,000 shares in favor, to serve on the Board of Directors for the ensuing year: Robert E. Busch, John P. Cagnetta, William B. Ellis, Ted C. Feigenbaum, Bernard M. Fox, William T. Frain, Jr., Cheryl W. Grise, John B. Keane, Hugh C. MacKenzie, and John F. Opeka.

Item 5.   Other Information

1. In 1992, FERC's approval of the NU acquisition of PSNH was appealed to the United States Court of Appeals for the First Circuit, which affirmed the decision approving the merger but ordered FERC to address whether, if FERC had applied a more stringent "public interest standard" to the Seabrook power contract, any modifications would have been necessary. Purporting to apply this standard, FERC reaffirmed certain modifications to the contract, interpreting the standard liberally to allow it to intervene in contracts on behalf of non-parties to the contract. NU requested rehearing, arguing that FERC had not applied the appropriate standard, which request was denied by FERC on July 8, 1994. NU is considering an appeal from this denial.

For additional information on this matter, see the 1993 Form 10-K, under the caption "Item 3 - Legal Proceedings."

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





Date     August 10, 1994      By  /s/ Bernard M. Fox
      --------------------        -----------------------------
                                      Bernard M. Fox
                                      Vice Chairman and Chief
                                      Executive Officer, and
                                      Director




Date     August 10, 1994      By  /s/ John W. Noyes
      --------------------       -----------------------------
                                      John W. Noyes
                                      Vice President and
                                      Controller