Form 10-Q
period 1994-09-30
NORTH ATLANTIC ENERGY CORP /NH
filed 1994-11-10
CIK 880416

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549-1004

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1994
                                             ------------------
                                    OR
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

                             Yes  X        No
                                 ___           ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding at October 31, 1994
                 -----                    -------------------------------
     Common Shares, $1.00 par value                  1,000 shares


                   NORTH ATLANTIC ENERGY CORPORATION


                             TABLE OF CONTENTS



                                                            Page No.
                                                            --------


Part I. Financial Information

   Item 1.   Financial Statements

     Balance Sheets - September 30, 1994
        and December 31, 1993                                  2

        Statements of Income - Three and Nine
        Months Ended September 30, 1994 and 1993               4

        Statements of Cash Flows -
        Nine Months Ended September 30, 1994 and 1993          5

        Notes to Financial Statements                          6

   Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                     8

Part II.     Other Information

   Item 1.   Legal Proceedings                                12

   Item 5.   Other Information                                12

   Item 6.   Exhibits and Reports on Form 8-K                 12

Signatures                                                    14



                           PART I.  FINANCIAL INFORMATION

NORTH ATLANTIC ENERGY CORPORATION

BALANCE SHEETS
(Unaudited)

                                                        September 30,    December 31,
                                                             1994            1993
                                                        -------------   -------------

                                                            (Thousands of Dollars)
ASSETS
- ------

Utility Plant, at original cost:
  Electric.........................................     $    769,289    $    758,170

     Less: Accumulated provision for depreciation..           70,184          56,649
                                                        -------------   -------------
                                                             699,105         701,521
  Construction work in progress....................            4,586           7,618
  Nuclear fuel, net................................           21,686          23,339
                                                        -------------   -------------
      Total net utility plant......................          725,377         732,478
                                                        -------------   -------------

Other Property and Investments:
  Nuclear decommissioning trust, at market
   in 1994 and at cost in 1993 (Note 2)<F2>........           10,128           7,881
  Other, at cost...................................              222            -
                                                        -------------   -------------
                                                              10,350           7,881
                                                        -------------   -------------
Current Assets:
  Cash and special deposits........................            3,550           8,404
  Notes receivable from affiliated companies.......           36,750            -
  Receivables......................................            2,447           2,453
  Receivables from affiliated companies............           11,784          20,304
  Taxes receivable.................................             -              1,224
  Materials and supplies, at average cost..........            9,699           7,353
  Prepayments and other............................            2,185           4,183
                                                        -------------   -------------
                                                              66,415          43,921
                                                        -------------   -------------

Deferred Charges:
  Deferred costs--Seabrook.........................          120,512          85,428
  Regulatory asset--income taxes...................           25,803          19,432
  Unamortized debt expense.........................            5,002           5,507
  Deferred DOE assessment..........................            4,705           4,905
  Other deferred debits............................              878           1,269
                                                        -------------   -------------
                                                             156,900         116,541
                                                        -------------   -------------
      Total Assets.................................     $    959,042    $    900,821
                                                        =============   =============

See accompanying notes to financial statements.





NORTH ATLANTIC ENERGY CORPORATION

BALANCE SHEETS
(Unaudited)

                                                        September 30,    December 31,
                                                             1994            1993
                                                        -------------   -------------

                                                            (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
- ------------------------------

Capitalization:
  Common stock, $1 par value. Authorized
   and outstanding 1,000 shares....................     $          1    $          1
  Capital surplus, paid in.........................          160,999         160,999
  Retained earnings................................           55,231          38,701
                                                        -------------    ------------
           Total common stockholder's equity.......          216,231         199,701

  Long-term debt...................................          540,000         560,000
                                                        -------------    ------------
           Total capitalization....................          756,231         759,701
                                                        -------------    ------------

Current Liabilities:
  Long-term debt--current portion..................           20,000            -
  Accounts payable.................................           11,197           3,999
  Accounts payable to affiliated companies.........            1,003           2,389
  Accrued interest.................................           18,515          18,288
  Accrued taxes....................................            4,888             127
  Deferred DOE obligation--current portion.........              845             845
  Other current liabilities........................               30            -
                                                        -------------   -------------
                                                              56,478          25,648
                                                        -------------   -------------

Deferred Credits:
  Accumulated deferred income taxes................          107,445          74,772
  Deferred obligation to affiliated company........           33,284          33,284
  Deferred DOE obligation..........................            3,941           3,941
  Deferred Seabrook tax settlement obligation......            1,663           3,475
                                                        -------------   -------------
                                                             146,333         115,472
                                                        -------------   -------------



Commitments and Contingencies (Note 3)<F3>



      Total Capitalization and Liabilities.........     $    959,042    $    900,821
                                                        =============   =============

See accompanying notes to financial statements.






NORTH ATLANTIC ENERGY CORPORATION

STATEMENTS OF INCOME
    (Unaudited)

                                                  Three Months Ended       Nine Months Ended
                                                     September 30,            September 30,
                                              ------------------------ ------------------------
                                                  1994         1993         1994         1993
                                              -----------  -----------  ----------- -----------
                                                            (Thousands of Dollars)

Operating Revenues........................... $   37,603   $   31,845   $  109,825  $   90,950
                                              -----------  -----------  ----------- -----------

Operating Expenses:
  Operation--
    Fuel.....................................      2,152        1,720        3,828       5,367
    Other....................................      8,643        8,421       28,702      24,908
  Maintenance................................      4,019        2,039       14,188       5,552
  Depreciation...............................      5,743        5,665       17,049      16,996
  Federal and state income taxes.............      2,201        1,595        5,829       4,034
  Taxes other than income taxes..............      2,994        2,748        9,066       9,931
                                              -----------  -----------  ----------- -----------
        Total operating expenses.............     25,752       22,188       78,662      66,788
                                              -----------  -----------  ----------- -----------
Operating Income.............................     11,851        9,657       31,163      24,162
                                              -----------  -----------  ----------- -----------

Other Income:
  Deferred Seabrook return--other funds......      3,799        3,180        9,859      10,152
  Other, net.................................        104        1,272          491       1,656
  Income taxes--credit.......................        903           96        2,619       1,103
                                              -----------  -----------  ----------- -----------
        Other income, net....................      4,806        4,548       12,969      12,911
                                              -----------  -----------  ----------- -----------
        Income before interest charges.......     16,657       14,205       44,132      37,073
                                              -----------  -----------  ----------- -----------

Interest Charges:
  Interest on long-term debt.................     16,006       16,005       48,017      48,016
  Other interest.............................       (110)          51         (189)        257
  Deferred Seabrook return--borrowed funds...     (7,400)      (9,342)     (25,225)    (29,861)
                                              -----------  -----------  ----------- -----------
        Interest charges, net................      8,496        6,714       22,603      18,412
                                              -----------  -----------  ----------- -----------



Net Income .................................. $    8,161   $    7,491   $   21,529  $   18,661
                                              ===========  ===========  =========== ===========





See accompanying notes to financial statements.



   NORTH ATLANTIC ENERGY CORPORATION
   STATEMENTS OF CASH FLOWS
              (Unaudited)
                                                                         Nine Months Ended
                                                                           September 30,
                                                                      ----------------------
                                                                          1994        1993
                                                                      ----------------------
                                                                      (Thousands of Dollars)
   Cash Flows From Operations:
     Net Income .................................................    $   21,529  $   18,661
     Adjusted for the following:
       Depreciation .............................................        17,049      16,996
       Deferred income taxes and investment tax credits, net.....        26,301      26,760
       Deferred return - Seabrook................................       (35,084)    (35,924)
       Other sources of cash.....................................         3,791       4,316
       Other uses of cash........................................        (1,811)       (165)
       Changes in working capital:
          Receivables ...........................................         9,750         (83)
          Materials and supplies.................................        (2,346)     (1,421)
          Accounts payable.......................................         5,812       1,678
          Accrued taxes..........................................         4,761       1,122
          Other working capital (excludes cash)..................         2,255       2,062
                                                                      ----------  ----------
   Net cash flows from operations................................        52,007      34,002
                                                                      ----------  ----------

   Cash Flows Used For Financing Activities:

       Net decrease in short-term debt...........................          -           (500)
       Cash dividends on common stock............................        (5,000)       -
                                                                      ----------  ----------
   Net cash flows used for financing activities..................        (5,000)       (500)
                                                                      ----------  ----------

   Investment Activities:
       Investments in plant:
          Electric utility plant.................................       (11,672)     (4,525)
          Nuclear fuel...........................................          (742)    (12,578)
                                                                      ----------  ----------
       Net cash flows used for investments in plant..............       (12,414)    (17,103)
       NU System Money Pool, net.................................       (36,750)       -
       Other investment activities, net..........................        (2,697)     (2,155)
                                                                      ----------  ----------
   Net cash flows used for investments...........................       (51,861)    (19,258)


   Net Increase (Decrease) In Cash for the Period................        (4,854)     14,244
   Cash and special deposits - beginning of period...............         8,404       6,264
                                                                      ----------  ----------
   Cash and special deposits - end of period.....................    $    3,550  $   20,508
                                                                      ==========  ==========

   See accompanying notes to financial statements.








                  NORTH ATLANTIC ENERGY CORPORATION

               NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


<F1>1.   General

The accompanying unaudited financial statements should be read in conjunction with the Annual Report of North Atlantic Energy Corporation (the company or NAEC), a wholly-owned subsidiary of Northeast Utilities (NU), on Form 10-K for the year ended December 31, 1993 (1993 Form 10-K). In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1994, the results of operations for the three and nine months ended September 30, 1994 and 1993, and the statements of cash flows for the nine months ended September 30, 1994 and 1993. The results of operations for the three and nine months ended September 30, 1994 and 1993 are not necessarily indicative of the results expected for a full year.

Certain amounts in the accompanying financial statements of the company for the period ended September 30, 1993 have been reclassified to conform with the September 30, 1994 presentation.

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

<F3>3.  Commitments and Contingencies

Construction Program: For information regarding NAEC's construction program, see the Notes to Financial Statements in NAEC's 1993 Form 10-K.

Environmental Matters: For information regarding environmental matters, see the Notes to Financial Statements in NAEC's 1993 Form 10-K.

Nuclear Insurance Contingencies: The Price-Anderson Act currently limits public liability from a single incident at a nuclear power plant to $8.8 billion. The first $200 million of liability would be provided by purchasing the maximum amount of commercially available insurance. Additional coverage of up to a total of $8.4 billion would be provided by an assessment of $75.5 million per incident, levied on each of the 111 nuclear units that are currently subject to the Secondary Financial Protection Program in the United States, subject to a maximum assessment of $10 million per incident per nuclear unit in any year. In addition, if the sum of all public liability claims and legal costs arising from any nuclear incident exceeds the maximum amount of financial protection, each reactor operator can be assessed an additional five percent, up to $3.8 million, or $419.0 million in total, for all 111 nuclear units. The maximum assessment is to be adjusted at least every five years to reflect inflationary changes. Based on its ownership interest in Seabrook 1, NAEC's maximum liability would be $28.5 million per incident. Payments for NAEC's ownership interest in nuclear generating facilities would be limited to a maximum of $3.6 million per incident per year.

For additional information regarding nuclear insurance contingencies, see the Notes to Financial Statements in NAEC's 1993 Form 10-K.


                            NORTH ATLANTIC ENERGY CORPORATION

                    Management's Discussion and Analysis of Financial
                           Condition and Results of Operations


This section contains management's assessment of North Atlantic Energy Corporation's (NAEC or the company) financial condition and the principal factors having an impact on the results of operations. The company is a wholly-owned subsidiary of Northeast Utilities (NU).
This discussion should be read in conjunction with the company's financial statements and footnotes and the 1993 Form 10-K and the First and Second Quarter 1994 Form 10-Qs.

FINANCIAL CONDITION

Overview

NAEC sells all of the capacity and output of its 36 percent share of the Seabrook 1 nuclear power plant (Seabrook) to Public Service Company of New Hampshire (PSNH) under Power Contracts, which are effective for a period equal to the length of the Nuclear Regulatory Commission (NRC) full-power operating license for Seabrook (through
2026).

NAEC's net income increased to approximately $22 million for the nine months ended September 30, 1994, from approximately $19 million for the same period in 1993.

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

As prescribed by the Rate Agreement, NAEC is phasing in its $700 million initial investment in Seabrook 1. As of September 30, 1994, NAEC has included in rates $490 million of its Seabrook investment. The remaining investment ($210 million) will be phased into rates over the next two years beginning in May 1995. The deferred return associated with the amount of investment that has not been included in rates was approximately $172 million through September 30, 1994, including approximately $51 million which is recorded as utility plant. This amount and the additional deferred amounts associated with the remaining phase-in will be recovered under NAEC's purchase agreement with PSNH over the period December 1997 through May 2001.


Seabrook Performance

In the first nine months of 1994, Seabrook operated at a capacity factor of 48.5 percent as compared to 91.4 percent for the same period in 1993. The unit was taken out of service on January 25, 1994 for an unplanned outage and returned to service on February 18, 1994 when an automatic trip from 100 percent power occurred for Seabrook when a main steam isolation valve closed during quarterly surveillance testing. The unit began its scheduled 57-day refueling and maintenance outage on April 9, 1994. The outage was substantially extended and the unit returned to service on July, 31, 1994.

On November 4, 1994, the plan of reorganization of Great Bay Power Corporation (GBPC)(formerly known as EUA Power Corporation), a joint owner of Seabrook Station along with The Connecticut Light and Power Company (CL&P) and NAEC, both wholly owned subsidiaries of NU, and other non-System entities, was confirmed by the United States Bankruptcy Court. The confirmation order will become final on November 11, 1994. The closing of the plan of reorganization financing, which consists of the purchase of 60 percent of the common stock of GBPC by Omega Advisors and Elliott Associates is expected to close on November 15, 1994, if all of the conditions precedent to closing have been satisfied. The conditions include the absence of any material adverse change and a requirement that Seabrook be operating at full reactor power on the morning of the closing date.
At the time of closing, CL&P will be repaid by GBPC for the outstanding principal and accrued interest on the debtor-in-possession loans made by CL&P during the bankruptcy proceeding. At present, the outstanding principal amount of these loans by CL&P total approximately $7.3 million.


Liquidity and Capital Resources

Cash provided from operations increased approximately $18 million for the first nine months of 1994, as compared with the same period in 1993, primarily due to increases in working capital in 1994. Cash used for financing activities was approximately $5 million higher in 1994, as compared with 1993, primarily due to payment of cash dividends on common stock in 1994. Cash used for investments was approximately $33 million higher in 1994, as compared with 1993, primarily due to higher lending to other NU system companies under the NU system Money Pool and higher investment in plant, partially offset by lower nuclear fuel expenditures in 1994.

The company's construction program expenditures amounted to approximately $12 million for the first nine months of 1994, as compared to approximately $5 million during the same period in 1993. The 1994 construction program expenditure increase is due to expenditures incurred as a result of NAEC s purchase of Vermont
Electric Generation and Transmission Company s share of Seabrook ($6.4 million).

The company has ongoing cash requirements for Seabrook-related capital expenditures, nuclear fuel expenditures, interest and operating expenses. Such cash requirements are expected to be met from payments under the Seabrook Power Contract and the Tax Allocation Agreement, except that to the extent some or all of the capital expenditures and nuclear fuel expenditures may have to be financed, the company expects to borrow under the NU system Money Pool. At September 30, 1994, there were no borrowings outstanding under the Money Pool.

A substantial portion of the company's cash flow for the first few years is expected to consist of payments made by NU to the company under a Tax Allocation Agreement that the company entered into with NU at the time of the acquisition. The amount of such payments will decrease over time but is expected to remain substantial during the first few years when the company is expected to incur losses for tax purposes due to accelerated tax depreciation of Seabrook. The company has received approximately $12 million for the first nine months of 1994 under this agreement. No assurance can be given, however, as to the extent of the future benefits, if any, that will actually accrue to the company under the Tax Allocation Agreement.

RESULTS OF OPERATIONS

Comparison of the Third Quarter of 1994 with the Third Quarter of
- -------------------------------------------------------------------
1993
- ----

Operating revenues represent amounts billed to PSNH under the terms of the Seabrook Power Contract and billings to PSNH for decommissioning expense. Operating revenues increased approximately $6 million in the third quarter of 1994, as compared with 1993, primarily due to the higher operation and maintenance expenses attributable to the extended Seabrook refueling and maintenance outage in 1994 and the increased return associated with the phase-in of additional Seabrook plant in May 1994.

Operation and maintenance expenses increased approximately $2 million in the third quarter of 1994, as compared with 1993, primarily due to the extended Seabrook refueling and maintenance outage in 1994.

Deferred Seabrook return - other funds decreased approximately $1 million in the third quarter of 1994, as compared with 1993, primarily because additional Seabrook investment was phased into rates in May 1994.

Comparison of the First Nine Months of 1994 with the First Nine Months
- --------------------------------------------------------------------
of 1993
- -------

Operating revenues increased approximately $19 million in the first nine months of 1994, as compared with 1993, primarily due to the higher operation and maintenance expenses attributable to the unplanned and extended Seabrook refueling and maintenance outages in 1994 and the increased return associated with the phase-in of additional Seabrook plant in May 1993 and May 1994.

Fuel expense decreased approximately $2 million in the first nine months of 1994, as compared with 1993, primarily because of lower
Seabrook generation due to the outages in 1994.

Operation and maintenance expenses increased approximately $12 million in the first nine months of 1994, as compared with 1993, primarily due to the unplanned and the extended Seabrook outages in 1994.

Deferred Seabrook return - other funds decreased approximately $5 million in the first nine months of 1994, as compared with 1993, primarily because additional Seabrook investment was phased into rates in May 1993 and May 1994.

                         PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

1. On October 18, 1994, the NRC responded to Northeast Nuclear Energy Company's (NNEC0) response in the Millstone Unit 1 Feedwater Coolant Injection System (FWCI) matter, stating that, upon reconsideration by the NRC, the violation's severity level and calculation of the civil penalty would not change. The NRC also decided that further action against the NNECO manager was not warranted. NNECO is a wholly-owned subsidiary of NU.

For additional information on this matter, see "Part II. Other
Information - Item 1. Legal Proceedings" in NAEC s June 1994 Form
10-Q.

2. With respect to proceedings at the FERC on the 30th Amendment to the New England Power Pool Agreement and related issues concerning transmission access and discounted rates for pool-planned units, on August 3, 1994 FERC granted a motion filed by certain of the parties seeking to suspend the procedural schedule pending the filing of terms of a settlement reached by the parties. The parties have agreed to file joint status reports of their progress.

For additional information on this matter, see "Part II. Other
Information - Item 1. Legal Proceedings" in NAEC s March 1994 and June 1994 Form 10-Qs.

Item  5.     Other Information

1. On September 6, 1994, NU filed a Petition for Rehearing with the First Circuit Court of Appeals from FERC s application of a stringent public interest standard to the Seabrook Power Contract, which Petition is pending.

For additional information on this matter, see  Part II. Other
Information - Item 5.  Other Information,  in NAEC s June 1994
Form 10-Q and  Item 3. Legal Proceedings,  in NAEC s 1993 Form 10-K.

Item  6.     Exhibits and Reports on Form 8-K

(a)     Listing of Exhibits:

   Exhibit
    Number        Description
   -------        -----------

       27    Financial Data Schedule

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





Date    November 9, 1994         By  /s/ Bernard M. Fox
      --------------------        -----------------------------
                                    Bernard M. Fox
                                    Vice Chairman and Chief
                                    Executive Officer, and
                                    Director




Date    November 9, 1994      By  /s/ John W. Noyes
      --------------------        -----------------------------
                                    John W. Noyes
                                    Vice President and
                                    Controller