Form 10-Q
period 1995-03-31
NORTH ATLANTIC ENERGY CORP /NH
filed 1995-05-11
CIK 880416

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549-1004

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1995
                                             --------------
                                    OR
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

                             Yes  X        No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding at April 28, 1995
                 -----                    -----------------------------
     Common Shares, $1.00 par value                  1,000 shares

                  NORTH ATLANTIC ENERGY CORPORATION


                          TABLE OF CONTENTS



                                                            Page No.
                                                            --------


Part I.   Financial Information

     Item 1.   Financial Statements

          Balance Sheets - March 31, 1995 and
          December 31, 1994                                      2

          Statements of Income - Three Months Ended
          March 31, 1995 and 1994                                4

          Statements of Cash Flows - Three Months
          Ended March 31, 1995 and 1994                          5

          Notes to Financial Statements                          6

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                     7

Part II.  Other Information


     Item 6.   Exhibits and Reports on Form 8-K                 10

Signatures                                                      11






                                   PART I.  FINANCIAL INFORMATION

NORTH ATLANTIC ENERGY CORPORATION

BALANCE SHEETS
(Unaudited)


                                                               March 31,     December 31,
                                                                  1995           1994
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
ASSETS
- ------

Utility Plant, at original cost:
  Electric................................................   $    770,256   $    769,379

     Less: Accumulated provision for depreciation.........         81,433         75,176
                                                             -------------  -------------
                                                                  688,823        694,203
  Construction work in progress...........................          3,567          3,704
  Nuclear fuel, net.......................................         18,906         19,797
                                                             -------------  -------------
      Total net utility plant.............................        711,296        717,704
                                                             -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............         11,535         10,342
  Other, at cost..........................................            222            222
                                                             -------------  -------------
                                                                   11,757         10,564
                                                             -------------  -------------
Current Assets:
  Cash and special deposits...............................          4,094          8,166

  Notes receivable from affiliated companies..............         30,000         28,750
  Receivables from affiliated companies...................         12,385         13,983
  Taxes receivable........................................          4,029           -
  Materials and supplies, at average cost.................         10,388         10,036
  Prepayments and other...................................          2,058          2,149
                                                             -------------  -------------
                                                                   62,954         63,084
                                                             -------------  -------------

Deferred Charges:
  Regulatory assets:
   Deferred costs--Seabrook...............................        142,734        131,513
   Income taxes, net......................................         37,290         30,461
   Recoverable energy costs...............................          4,527          4,624
  Unamortized debt expense................................          4,667          4,834
  Other...................................................            730            795
                                                             -------------  -------------
                                                                  189,948        172,227
                                                             -------------  -------------
      Total Assets........................................   $    975,955   $    963,579
                                                             =============  =============




See accompanying notes to financial statements.

                                           2






NORTH ATLANTIC ENERGY CORPORATION

BALANCE SHEETS
(Unaudited)


                                                               March 31,     December 31,
                                                                  1995           1994
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
- ------------------------------

Capitalization:
  Common stock--$1 par value. Authorized
   and outstanding 1,000 shares..........................    $          1   $          1
  Capital surplus, paid in................................        160,999        160,999
  Retained earnings.......................................         60,738         59,236
                                                             -------------  -------------
           Total common stockholder's equity..............        221,738        220,236
  Long-term debt..........................................        540,000        540,000
                                                             -------------  -------------
           Total capitalization...........................        761,738        760,236
                                                             -------------  -------------


Current Liabilities:
  Long-term debt--current portion.........................         20,000         20,000
  Accounts payable........................................            411          4,073
  Accounts payable to affiliated companies................            428             38
  Accrued interest........................................         18,515         18,288
  Accrued taxes...........................................            835          1,439
  Deferred DOE obligation--current portion................            845            845

  Other...................................................            151            329
                                                             -------------  -------------
                                                                   41,185         45,012
                                                             -------------  -------------
Deferred Credits:
  Accumulated deferred income taxes.......................        135,567        120,250
  Deferred obligation to affiliated company...............         33,284         33,284
  Deferred DOE obligation.................................          3,553          3,553
  Deferred Seabrook tax settlement obligation.............            408          1,022
  Other...................................................            220            222
                                                             -------------  -------------
                                                                  173,032        158,331
                                                             -------------  -------------



Commitments and Contingencies (Note 2)<F2>

                                                             -------------  -------------
           Total Capitalization and Liabilities...........   $    975,955   $    963,579
                                                             =============  =============




See accompanying notes to financial statements.

                                           3



NORTH ATLANTIC ENERGY CORPORATION

STATEMENTS OF INCOME
    (Unaudited)

                                                                Three Months Ended
                                                                    March 31,
                                                           --------------------------
                                                               1995           1994
                                                           -----------    -----------
                                                             (Thousands of Dollars)

Operating Revenues....................................     $   33,984     $   32,211
                                                           -----------    -----------
Operating Expenses:
  Operation --
     Fuel.............................................          3,269          1,449
     Other............................................          7,706          8,819
  Maintenance.........................................          1,638          2,895
  Depreciation........................................          5,905          5,810
  Federal and state income taxes......................          2,144          1,617
  Taxes other than income taxes.......................          2,348          3,027
                                                           -----------    -----------
        Total operating expenses......................         23,010         23,617
                                                           -----------    -----------
Operating Income......................................         10,974          8,594
                                                           -----------    -----------

Other Income:
  Deferred Seabrook return--other funds...............          3,380          3,243
  Other, net..........................................            330            356
  Income taxes--credit................................            881            856
                                                           -----------    -----------

        Other income, net.............................          4,591          4,455
                                                           -----------    -----------
        Income before interest charges................         15,565         13,049
                                                           -----------    -----------
Interest Charges:
  Interest on long-term debt..........................         16,005         16,005
  Other interest......................................            (99)           (61)
  Deferred Seabrook return--borrowed funds............         (7,842)        (9,538)
                                                           -----------    -----------
        Interest charges, net.........................          8,064          6,406
                                                           -----------    -----------

Net Income............................................     $    7,501     $    6,643
                                                           ===========    ===========



See accompanying notes to financial statements.

                                            4


NORTH ATLANTIC ENERGY CORPORATION
STATEMENTS OF CASH FLOWS
           (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                             -----------------------
                                                                 1995        1994
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Net Income................................................ $    7,501  $    6,643
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................      5,905       5,810
    Deferred income taxes and investment tax credits, net...      8,487       9,171
    Deferred return - Seabrook..............................    (11,221)    (12,782)
    Other sources of cash...................................      2,766       1,324
    Other uses of cash......................................       (616)       (652)
  Changes in working capital:
    Receivables.............................................     (2,431)     (6,810)
    Materials and supplies..................................       (352)       (822)
    Accounts payable........................................     (3,272)     (4,603)
    Accrued taxes...........................................       (604)       -
    Other working capital (excludes cash)...................        140       2,320
                                                             ----------- -----------
Net cash flows from (used for) operating activities.........      6,303        (401)
                                                             ----------- -----------


Financing Activities:
  Net increase in short-term debt...........................       -         11,500

  Cash dividends on common stock............................     (6,000)       -
                                                             ----------- -----------
Net cash flows (used for) from financing activities.........     (6,000)     11,500
                                                             ----------- -----------

Investment Activities:
  Investment in plant:
    Electric utility plant..................................       (824)     (8,575)
    Nuclear fuel............................................     (1,437)       (521)
                                                             ----------- -----------
  Net cash flows used for investments in plant..............     (2,261)     (9,096)
  NU System Money Pool......................................     (1,250)       -
  Other investment activities, net..........................       (864)       (930)
                                                             ----------- -----------
Net cash flows used for investments.........................     (4,375)    (10,026)
                                                             ----------- -----------
Net (Decrease) Increase In Cash For The Period..............     (4,072)      1,073

Cash and special deposits - beginning of period.............      8,166       8,404
                                                             ----------- -----------
Cash and special deposits - end of period................... $    4,094  $    9,477
                                                             =========== ===========



See accompanying notes to financial statements.
                                            5

                  NORTH ATLANTIC ENERGY CORPORATION

              NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


<F1>1.    General

The accompanying unaudited financial statements should be read in conjunction with the Annual Report of North Atlantic Energy Corporation (the company or
NAEC), a wholly-owned subsidiary of Northeast Utilities (NU), on Form 10-K for the year ended December 31, 1994 (1994 Form 10-K). In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1995, the results of operations for the three months ended March 31, 1995 and 1994, and the statements of cash flows for the three months ended March 31, 1995 and 1994.
The results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results expected for a full year.

Certain reclassifications of prior period data have been made to conform with the current period presentation.

<F2>2.    Commitments and Contingencies

Construction Program: For information regarding NAEC's construction program, see the Notes to Financial Statements in NAEC's 1994 Form 10-K.

Environmental Matters: For information regarding environmental matters, see the Notes to Financial Statements in NAEC's 1994 Form 10-K.

Nuclear Insurance Contingencies: For information regarding nuclear insurance contingencies, see the Notes to Financial Statements in NAEC's 1994 Form 10-K.



North Atlantic Energy Corporation

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ----------------------------------------------------------------------



This section contains management's assessment of NAEC's (the company) financial condition and the principal factors having an impact on the results of opera-tions. The company is a wholly-owned subsidiary of Northeast Utilities (NU). This section should be read in conjunction with the company's financial statements, footnotes and management's discussion and analysis in the 1994 Form 10-K.

FINANCIAL CONDITION

Overview

On June 5, 1992 (Acquisition Date), NU acquired Public Service Company of New Hampshire (PSNH), and PSNH's 35.6 percent share of the Seabrook 1 nuclear power plant (Seabrook 1) and other Seabrook-related assets were transferred to the company. At the Acquisition Date, PSNH and the company entered into the Seabrook Power Contract (Contract), under which PSNH is obligated to buy from the company, and the company is obligated to sell to PSNH, all of the company's capacity and output of Seabrook for a period equal to the length of the Nuclear Regulatory Commission full-power operating license for Seabrook (through 2026). Under the Contract, PSNH is unconditionally obligated to pay the company's "cost of service" during the period whether or not Seabrook is operating and without regard to the cost of alternative sources of power. In addition, PSNH will be obligated to pay decommissioning and project cancellation costs after the termination of the operating license.

The company's "cost of service" includes all of its prudently incurred Seabrook-related costs, including operation and maintenance expense, fuel expense, property tax expense, depreciation expense, certain overhead and other costs, and a phased-in return on its Seabrook investment. The Contract established the initial recoverable investment in Seabrook at $700 million (Initial Investment), plus any capital additions, net of depreciation.

The company's only assets are Seabrook and other Seabrook-related assets and its only source of revenue is the Contract. PSNH's obligations under the Contract are solely its own and have not been guaranteed by NU. The Contract contains no provisions entitling PSNH to terminate its obligations. If, however, PSNH were to fail to perform its obligations under the Contract, the company would be required to find other purchasers for Seabrook power.




Rate Matters

As of March 31, 1995, NAEC has included in rates $490 million of its initial Seabrook investment. The remaining investment ($210 million) will be phased
into rates over the next two years, beginning in May 1995.   As of March 31,
1995, the deferred return associated with the amount of investment that has not been included in rates was approximately $194 million, including approximately $51 million which is recorded as utility plant. This amount and the additional deferred amounts associated with the remaining phase-in will be recovered under the Contract over the period December 1997 through May 2001.


Seabrook Performance

In the first quarter of 1995 Seabrook operated at a capacity factor of 100 percent, as compared to 73.6 percent in 1994 The lower 1994 capacity factor was
primarily the result of an unplanned shutdown on   January 25, 1994 for an
unplanned outage.  The unit returned to service on February 18, 1994.


Liquidity and Capital Resources

Cash provided from operations increased approximately $7 million for the first three months in 1995, as compared with the same period in 1994, primarily due to an increase in working capital. Cash flows from financing activities were approximately $18 million lower in 1995, as compared with 1994, primarily due to lower short-term debt and the payment of cash dividends on common stock in 1995. Cash used for investments was approximately $6 million lower in 1995, as compared with 1994, primarily due to lower investment in plant, partially offset by higher short-term loans to other NU system companies under the NU system Money Pool and higher nuclear fuel expenditures.

The company's construction program expenditures amounted to approximately $1 million for the first three months of 1995, as compared to approximately $9 million for 1994. The decrease is due to expenditures incurred as a result of NAEC's purchase of Vermont Electric Generation and Transmission Company's 0.4 percent share of Seabrook in 1994.

The company has ongoing cash requirements for Seabrook-related capital expenditures, nuclear fuel expenditures, interest and operating expenses. Such cash requirements are expected to be met from payments under the Contract and the Tax Allocation Agreement, except that to the extent some or all of the capital expenditures and nuclear fuel expenditures may have to be financed, the company expects to borrow under the Money Pool. As of March 31, 1995, there were no borrowings outstanding under the Money Pool.

A substantial portion of the company's cash flow consists of payments made by NU to the company under a Tax Allocation Agreement that the company entered into with NU at the time of the acquisition. The amount of such payments will decrease over time but is expected to remain substantial during the next few years when the company is expected to incur losses for tax purposes due to accelerated tax depreciation of Seabrook. The company received approximately $8 million from NU for the first three months of 1995 under this agreement. No assurance can be given, however, as to the extent of the future benefits, if any, that will actually accrue to the company under the Tax Allocation Agreement.


RESULTS OF OPERATIONS

Comparison of First Quarter of 1995 with the First Quarter of 1994
- ------------------------------------------------------------------


Operating revenues represent amounts billed to PSNH under the terms of the Contract and billings to PSNH for decommissioning expense. Operating revenues increased approximately $2 million in the first quarter of 1995, as compared with 1994, primarily due to the increased return associated with the phase-in of additional Seabrook plant in May 1994.

Operation and maintenance expenses decreased approximately $2 million in the first quarter of 1995, as compared with 1994, primarily due to the Seabrook outage in early 1994.

Deferred Seabrook return - other and borrowed funds decreased approximately $2 million in the first quarter of 1995, as compared with 1994, primarily because additional Seabrook investment was phased into rates in May 1994.



                     PART II.  OTHER INFORMATION


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





Date      May 11, 1995            By  /s/ Bernard M. Fox
      --------------------        -----------------------------
                                      Bernard M. Fox
                                      Vice Chairman and Chief
                                      Executive Officer, and
                                      Director




Date      May 11, 1995            By  /s/ John W. Noyes
      --------------------        -----------------------------
                                      John W. Noyes
                                      Vice President and
                                      Controller