Form 10-Q
period 1995-06-30
NORTH ATLANTIC ENERGY CORP /NH
filed 1995-08-14
CIK 880416

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995
                                                 -------------


                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                              -------    -------


                        Commission File Number 33-43508
                                               --------



                       NORTH ATLANTIC ENERGY CORPORATION
                       ---------------------------------

             (Exact name of registrant as specified in its charter)

              NEW HAMPSHIRE                     06-1339460
              -------------                     ----------

    (State or other jurisdiction              (I.R.S. Employer
   of incorporation or organization)         Identification No.)

1000 ELM STREET, MANCHESTER, NEW HAMPSHIRE                03105
------------------------------------------------------------------

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

                             Yes  X          No
                                 ---            ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding at July 31, 1995
                 -----                    ----------------------------


     Common Shares, $1.00 par value                  1,000 shares
                       NORTH ATLANTIC ENERGY CORPORATION


                               TABLE OF CONTENTS



                                                            Page No.
                                                            --------


Part I.   Financial Information

     Item 1.   Financial Statements

          Balance Sheets - June 30, 1995 and
          December 31, 1994                                      2

          Statements of Income - Three and Six
          Months Ended June 30, 1995 and 1994                    4

          Statements of Cash Flows - Six Months
          Ended June 30, 1995 and 1994                           5

          Notes to Financial Statements                          6

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                     8

Part II.  Other Information










     Item 1.   Legal Proceedings                                12

     Item 4.   Submission of Matters to a Vote
               of Security Holders                              12

     Item 5.   Other Information                                12

     Item 6.   Exhibits and Reports on Form 8-K                 14

Signatures                                                      15














                                   PART I.  FINANCIAL INFORMATION

NORTH ATLANTIC ENERGY CORPORATION

BALANCE SHEETS
(Unaudited)

                                                                June 30,     December 31,
                                                                  1995           1994
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
ASSETS
------

Utility Plant, at original cost:
  Electric................................................   $    770,613   $    769,379

     Less: Accumulated provision for depreciation.........         87,807         75,176
                                                             -------------  -------------
                                                                  682,806        694,203
  Construction work in progress...........................          4,284          3,704
  Nuclear fuel, net.......................................         18,390         19,797
                                                             -------------  -------------
      Total net utility plant.............................        705,480        717,704
                                                             -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............         13,007         10,342
  Other, at cost..........................................            223            222
                                                             -------------  -------------
                                                                   13,230         10,564
                                                             -------------  -------------
Current Assets:
  Cash and special deposits...............................          7,015          8,166




  Notes receivable from affiliated companies..............         13,750         28,750
  Receivables from affiliated companies...................         12,638         13,983
  Materials and supplies, at average cost.................         10,859         10,036
  Prepayments and other...................................          5,120          2,149
                                                             -------------  -------------
                                                                   49,382         63,084
                                                             -------------  -------------

Deferred Charges:
  Regulatory assets:
   Deferred costs--Seabrook...............................        146,978        131,513
   Income taxes, net......................................         39,824         30,461
   Recoverable energy costs...............................          4,462          4,624
  Unamortized debt expense................................          4,498          4,834
  Other...................................................            664            795
                                                             -------------  -------------
                                                                  196,426        172,227
                                                             -------------  -------------

      Total Assets........................................   $    964,518   $    963,579
                                                             =============  =============













See accompanying notes to financial statements.





NORTH ATLANTIC ENERGY CORPORATION

BALANCE SHEETS
(Unaudited)

                                                                June 30,     December 31,
                                                                  1995           1994
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock--$1 par value. Authorized
   and outstanding 1,000 shares..........................    $          1   $          1
  Capital surplus, paid in................................        160,999        160,999
  Retained earnings.......................................         58,017         59,236
                                                             -------------  -------------
           Total common stockholder's equity..............        219,017        220,236
  Long-term debt..........................................        520,000        540,000
                                                             -------------  -------------
           Total capitalization...........................        739,017        760,236
                                                             -------------  -------------


Current Liabilities:
  Long-term debt--current portion.........................         20,000         20,000
  Accounts payable........................................            271          4,073
  Accounts payable to affiliated companies................            107             38
  Accrued interest........................................         18,138         18,288
  Accrued taxes...........................................          3,210          1,439
  Deferred DOE obligation--current portion................            845            845




  Other...................................................            171            329
                                                             -------------  -------------
                                                                   42,742         45,012
                                                             -------------  -------------
Deferred Credits:
  Accumulated deferred income taxes.......................        145,700        120,250
  Deferred obligation to affiliated company...............         33,284         33,284
  Deferred DOE obligation.................................          3,553          3,553
  Deferred Seabrook tax settlement obligation.............           -             1,022
  Other...................................................            222            222
                                                             -------------  -------------
                                                                  182,759        158,331
                                                             -------------  -------------



Commitments and Contingencies (Note 3)<F3>

                                                             -------------  -------------
           Total Capitalization and Liabilities...........   $    964,518   $    963,579
                                                             =============  =============















See accompanying notes to financial statements.


NORTH ATLANTIC ENERGY CORPORATION

STATEMENTS OF INCOME
    (Unaudited)

                                                      Three Months Ended     Six Months Ended
                                                           June 30,              June 30,
                                                    --------------------- ---------------------
                                                       1995       1994       1995       1994
                                                    ---------- ---------- ---------- ----------
                                                              (Thousands of Dollars)

Operating Revenues................................. $  36,362  $  40,011  $  70,346  $  72,222
                                                    ---------- ---------- ---------- ----------
Operating Expenses:
  Operation --
     Fuel..........................................     2,858        227      6,127      1,676
     Other.........................................     8,232     11,240     15,938     20,059
  Maintenance......................................     1,687      7,274      3,325     10,169
  Depreciation.....................................     5,684      5,496     11,589     11,306
  Federal and state income taxes...................     2,536      2,011      4,680      3,628
  Taxes other than income taxes....................     2,613      3,045      4,961      6,072
                                                    ---------- ---------- ---------- ----------
        Total operating expenses...................    23,610     29,293     46,620     52,910
                                                    ---------- ---------- ---------- ----------
Operating Income...................................    12,752     10,718     23,726     19,312
                                                    ---------- ---------- ---------- ----------

Other Income:
  Deferred Seabrook return--other funds............     1,411      2,817      4,791      6,060
  Other, net.......................................       535         31        865        387
  Income taxes--credit.............................     1,467        860      2,348      1,716
                                                    ---------- ---------- ---------- ----------








        Other income, net..........................     3,413      3,708      8,004      8,163
                                                    ---------- ---------- ---------- ----------
        Income before interest charges.............    16,165     14,426     31,730     27,475
                                                    ---------- ---------- ---------- ----------
Interest Charges:
  Interest on long-term debt.......................    15,855     16,006     31,860     32,011
  Other interest...................................      (138)       (18)      (237)       (79)
  Deferred Seabrook return--borrowed funds.........    (2,832)    (8,287)   (10,674)   (17,825)
                                                    ---------- ---------- ---------- ----------
        Interest charges, net......................    12,885      7,701     20,949     14,107
                                                    ---------- ---------- ---------- ----------

Net Income......................................... $   3,280  $   6,725  $  10,781  $  13,368
                                                    ========== ========== ========== ==========















See accompanying notes to financial statements.

NORTH ATLANTIC ENERGY CORPORATION
STATEMENTS OF CASH FLOWS
           (Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                             -----------------------
                                                                 1995        1994
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Net Income................................................ $   10,781  $   13,368
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................     11,589      11,306
    Deferred income taxes and investment tax credits, net...     16,087      18,376
    Deferred return - Seabrook..............................    (15,465)    (23,885)
    Recoverable energy costs, net of amortization...........        162        -
    Other sources of cash...................................      5,145       1,622
    Other uses of cash......................................     (1,022)     (1,967)
  Changes in working capital:
    Receivables.............................................      1,345         178
    Materials and supplies..................................       (823)     (1,889)
    Accounts payable........................................     (3,733)     (1,774)
    Accrued taxes...........................................      1,771        -
    Other working capital (excludes cash)...................     (3,279)      2,492
                                                             ----------- -----------
Net cash flows from operating activities....................     22,558      17,827
                                                             ----------- -----------


Financing Activities:



  Reacquisitions and retirements of long-term debt..........    (20,000)       -
  Cash dividends on common stock............................    (12,000)       -
                                                             ----------- -----------
Net cash flows used for financing activities................    (32,000)       -
                                                             ----------- -----------

Investment Activities:
  Investment in plant:
    Electric utility plant..................................     (1,909)    (10,643)
    Nuclear fuel............................................     (2,966)       (610)
                                                             ----------- -----------
  Net cash flows used for investments in plant..............     (4,875)    (11,253)
  NU System Money Pool......................................     15,000     (11,500)
  Other investment activities, net..........................     (1,834)     (1,413)
                                                             ----------- -----------
Net cash flows from (used for) investments..................      8,291     (24,166)
                                                             ----------- -----------
Net Increase (Decrease) In Cash For The Period..............     (1,151)     (6,339)

Cash and special deposits - beginning of period.............      8,166       8,404
                                                             ----------- -----------
Cash and special deposits - end of period................... $    7,015  $    2,065
                                                             =========== ===========













See accompanying notes to financial statements.
                       NORTH ATLANTIC ENERGY CORPORATION

              NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.   General

The accompanying unaudited financial statements should be read in conjunction with the Annual Report of North Atlantic Energy Corporation (the company or
NAEC), a wholly-owned subsidiary of Northeast Utilities (NU), on Form 10-K for the year ended December 31, 1994 (1994 Form 10-K). In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1995, the results of operations for the three and six months ended June 30, 1995 and 1994, and the statements of cash flows for the six months ended June 30, 1995 and 1994. The results of operations for the three and six months ended June 30, 1995 and 1994 are not necessarily indicative of the results expected for a full year.

Certain reclassifications of prior period data have been made to conform with the current period presentation.

2.   Accounting Change

The company's accounting policies and the accompanying financial statements conform to generally accepted accounting principles applicable to rate-regulated enterprises and reflect the effects of the ratemaking process in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for Certain Types of Regulation" (SFAS 71). In the event that any portion of the company's operations is no longer subject to the provisions of SFAS 71, as a result of a change in the cost-of-service based regulatory structure or the effects of competition, the company would be required to write off related regulatory assets and liabilities. In addition, the company would be required to determine any impairment to other assets and write down these assets to their fair value.

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS
121), issued in March 1995 and effective January 1, 1996, establishes accounting standards for the impairment of long-lived assets. SFAS 121 requires that regulatory assets which are no longer probable of recovery through future revenues be charged to earnings. Based upon the current regulatory environment in the company's operating service area, it is not expected that SFAS 121 would have a material impact on the financial position or results of operations of the company upon adoption. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in the electric utility industry, or if the cost-of-service based regulatory structure were to change.



3.   Commitments and Contingencies

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

4.   Workforce Reduction
For information regarding the NU system's workforce reduction program, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," in this Form 10-Q.


                       NORTH ATLANTIC ENERGY CORPORATION


               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


This section contains management's assessment of NAEC's (the company) financial condition and the principal factors having an impact on the results of operations. The company is a wholly-owned subsidiary of Northeast Utilities
(NU). This section should be read in conjunction with the company's financial statements, footnotes and Management's Discussion and Analysis in the 1994 Form 10-K and the First Quarter 1995 Form 10-Q.

FINANCIAL CONDITION

Overview

The Company and Public Service Company of New Hampshire (PSNH) entered into the Seabrook Power Contract (Contract), under which PSNH is obligated to buy from the company, and the company is obligated to sell to PSNH, all of the company's capacity and output of its 35.6 percent share of the Seabrook 1 nuclear power plant (Seabrook) for a period equal to the length of the Nuclear Regulatory Commission full-power operating license for Seabrook (through 2026). Under the Contract, PSNH is unconditionally obligated to pay the company's "cost of service" during the period whether or not Seabrook is operating and without regard to the cost of alternative sources of power. In addition, PSNH will be obligated to pay decommissioning and project cancellation costs after the termination of the operating license.

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

For the three-month and six-month periods ended June 30, 1995 net income decreased by approximately $3 million due primarily to a one-time adjustment to correct the deferred Seabrook return balance.
Workforce Reductions

In July 1995, NU announced a program aimed at reducing the nuclear organization's total workforce by approximately 250 employees by the end of January 1996. An early retirement program is available to approximately 155 eligible employees of NU's subsidiaries, including Seabrook employees, who will be at least age 55 with ten years of service as of January 1, 1996. The employees have until September 15, 1995, to make their decisions. The balance of the workforce reduction will be achieved through attrition and layoffs. The estimated cost of the early retirements and layoffs to NU system companies could be in the range of $10 million to $12 million.

Rate Matters

As of June 30, 1995, NAEC has included in rates $595 million of its initial Seabrook investment. The remaining investment ($105 million) will be phased
into rates in May 1996.   As of June 30, 1995, the deferred return associated
with the amount of investment that has not been included in rates was approximately $198 million, including approximately $51 million which is recorded as utility plant. This amount and the additional deferred amounts associated with the remaining phase-in will be recovered under the Contract over the period December 1997 through May 2001.

Seabrook Performance

Seabrook operated at a capacity factor of 94 percent through June 1995, as compared to 41 percent for the same period in 1994. The lower 1994 capacity factor was primarily the result of a 23-day shutdown for an unplanned outage that began in January and a 114-day refueling and maintenance outage that began in April.

Liquidity and Capital Resources

Cash provided from operations increased approximately $5 million for the first six months in 1995, as compared with the same period in 1994, primarily due to the increased cash return associated with the phase-in of additional Seabrook plant. Cash flows used for financing activities were approximately $32 million higher in 1995, as compared with 1994, primarily due to the $20 million sinking fund repayment of NAEC's Series A bonds beginning in 1995 and the payment of cash dividends on common stock in 1995. Cash used for investments was approximately $32 million lower in 1995, as compared with 1994, primarily due to lower investment in plant and lower short-term loans to other NU system companies under the NU system Money Pool.

The company's construction program expenditures amounted to approximately $2 million for the first six months of 1995, as compared to approximately $11 million for 1994. The decrease is due to expenditures incurred as a result of NAEC's purchase of Vermont Electric Generation and Transmission Company's 0.4 percent share of Seabrook in 1994.

NAEC filed an application on August 4, 1995 to issue up to $240 million of five-year notes in a refinancing which could save PSNH customers $15 million over the next five years. The $15 million in savings would be passed on to PSNH's customers through the Fuel and Purchased Power Adjustment Clause (FPPAC), which is reset twice a year, on June 1 and December 1. NAEC estimates that if NHPUC approval is secured this fall, the refinancing should take place in late 1995.

The company has ongoing cash requirements for Seabrook-related capital expenditures, nuclear fuel expenditures, interest and operating expenses. Such cash requirements are expected to be met from payments under the Contract and the Tax Allocation Agreement, except that to the extent some or all of the capital expenditures and nuclear fuel expenditures may have to be financed, the company expects to borrow under the Money Pool. As of June 30, 1995, there were no borrowings outstanding under the Money Pool.

A substantial portion of the company's cash flow consists of payments made by NU to the company under a Tax Allocation Agreement that the company entered into with NU at the time of the acquisition. The amount of such payments will decrease over time but is expected to remain substantial during the next few years when the company is expected to incur losses for tax purposes due to accelerated tax depreciation of Seabrook. The company received approximately $14 million from NU for the first six months of 1995 under this agreement. No assurance can be given, however, as to the extent of the future benefits, if any, that will actually accrue to the company under the Tax Allocation Agreement.

RESULTS OF OPERATIONS

Comparison of Second Quarter of 1995 with the Second Quarter
------------------------------------------------------------
of 1994
-------

Operating revenues represent amounts billed to PSNH under the terms of the Contract and billings to PSNH for decommissioning expense. Operating revenues decreased approximately $4 million in the second quarter of 1995, as compared with 1994, primarily due to lower operating and maintenance expenses partially offset by the increased return associated with the phase-in of additional Seabrook plant in May 1994 and May 1995.

Operation and maintenance expenses decreased approximately $6 million in the second quarter of 1995, as compared with 1994, primarily due to the Seabrook outage in early 1994, partially offset by higher nuclear fuel expenditures in 1995.

Deferred Seabrook return - other and borrowed funds decreased approximately $7 million in the second quarter of 1995, as compared with 1994, primarily because additional Seabrook investment was phased into rates in May 1995 and a one-time adjustment of approximately $5 million was made in June 1995 to correct the deferred Seabrook return balance.

Comparison of First Six Months of 1995 with the First Six Months
----------------------------------------------------------------
of 1994
-------

Operating revenues represent amounts billed to PSNH under the terms of the Contract and billings to PSNH for decommissioning expense. Operating revenues decreased approximately $2 million in the second quarter of 1995, as compared with 1994, primarily due to lower operating and maintenance expenses partially offset by the increased return associated with the phase-in of additional Seabrook plant in May 1994 and May 1995.

Operation and maintenance expenses decreased approximately $7 million in the first six months of 1995, as compared with 1994, primarily due to the Seabrook outage in early 1994, partially offset by higher nuclear fuel expenditures in 1995.

Deferred Seabrook return - other and borrowed funds decreased approximately $8 million in the first six months of 1995, as compared with 1994, primarily because additional Seabrook investment was phased into rates in May 1995 and a one-time adjustment of approximately $5 million was made in June 1995 to correct the deferred Seabrook return balance.


                          PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

1. On May 23, 1995, the U.S. Court of Appeals for the First Circuit affirmed the Federal Energy Regulatory Commission's (FERC) order on the Seabrook Power Contract. The court held that FERC had correctly applied the "public interest standard" to modify terms of the contract. The order affects only future changes to the Seabrook Power Contract, including changes to decommissioning charges and rate of return.

For additional information on these proceedings, see "Item 3 - Legal Proceedings" in NAEC's 1994 Form 10-K.

Item 4.   Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of NAEC held on June 12, 1995, stockholders voted to fix the number of directors for the ensuing year at nine. The vote fixing the number of directors at nine was 1,000 shares in favor, representing 100 percent of the issued and outstanding shares of common stock of NAEC.

At the Annual Meeting, the following nine directors were elected, each by a vote of 1,000 shares in favor, to serve on the Board of Directors for the ensuing year: Robert E. Busch, William B. Ellis, Ted C. Feigenbaum, Bernard M. Fox, William T. Frain, Jr., Cheryl W. Grise, John B. Keane, Hugh C. MacKenzie, and John F. Opeka.

Item 5.   Other Information

1. On June 20, 1995, the staff of the Securities and Exchange Commission recommended "conditional repeal" of the Public Utility Holding Company Act of 1935 and substantial loosening of rules presently restricting NU's capital-raising and diversification activities. Repeal is subject to approving legislation in Congress, which has yet to be introduced. Comments on the rules are due in September.

For additional information on this matter, see "Business - Public Utility Regulation" in NAEC's 1994 Form 10-K.

2. Under legislation effective June 19, 1995, the New Hampshire Public Utility Commission (NHPUC) can approve a retail wheeling pilot program to begin no earlier than January 1, 1996. The new law creates a legislative study committee to investigate the future of the electric industry and state regulation, with a scheduled report date of November 1995.

     The bill also permits economic development and business retention rates to be offered to new or expanding business and to manufacturers threatening to leave the state or close their operations. PSNH filed economic development and business retention rate tariffs on June 26, 1995. On July 14, 1995, the NHPUC suspended the tariffs and denied PSNH's requests to approve the new rates on a temporary basis.

For additional information on this matter, see "Business - Competition and Marketing - Retail Marketing" in NAEC's 1994 Form 10-K.

3. On June 6, 1995, in a 2-1 majority decision involving Freedom Electric Power Company's (FEPCo) petition to serve selected large PSNH customers, the NHPUC found that electric utility franchises in New Hampshire are not exclusive as a matter of law. The NHPUC also found that the approval of competition in PSNH's territory in no way affected the State of New Hampshire's commitment to the 1989 Rate Agreement with PSNH because rates were not being affected. PSNH plans to appeal this decision.

     On July 14, 1995, FEPCo filed a petition for declaratory ruling with the FERC requesting a ruling that FEPCo is entitled to wheeling services from PSNH.

For additional information on this proceeding, see "Business - Competition and Marketing - Retail Marketing" in NAEC's 1994 Form
10-K.

4. On May 23, 1995, the NHPUC denied PSNH's motion for rehearing in PSNH's least cost planning proceeding. In an April 1995 decision, the NHPUC had required PSNH to conduct future resource planning based on only the economics of PSNH, rather than the combined NU system.

For additional information on this proceeding, see "Other Information" in NAEC's 1995 Form 10-Q for the quarter ended March 31, 1995.


5.   On June 22, 1995, The United States Court of Federal Claims held in Yankee
                                                                         ------

Atomic Electric Company v. The United States that as applied to Yankee Atomic
--------------------------------------------

Electric Company (YAEC), the Uranium Enrichment Decontamination and Decommissioning Fund, which pursuant to the 1992 Energy Policy Act imposes an annual "special assessment" on domestic utilities, is an unlawful add-on to the bargained-for contract price for enriched uranium. As a result, the federal government must refund the approximately $3.0 million that YAEC has paid into the fund since its inception. NU is evaluating the applicability of this decision to the $21 million that the System companies have already paid into the fund, and whether this alters the System companies' obligation to pay such special assessments in the future. This decision is subject to appeal.

For additional information on this proceeding, see "Business - Electric Operations - Nuclear Generation - Decommissioning" in NAEC's 1994 Form 10-K.
6. On August 1, 1995, pursuant to a management succession plan that was introduced on January 29, 1992, William B. Ellis resigned as Chairman of NU's Board of Trustees, and Bernard M. Fox assumed that position. Mr. Ellis also resigned from the Board of Directors of NAEC and certain other NU subsidiaries.

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





Date    August 14, 1995       By  /s/ Bernard M. Fox
      --------------------        -----------------------------
                                      Bernard M. Fox
                                      Vice Chairman and Chief
                                      Executive Officer, and
                                      Director




Date   August 14, 1995        By  /s/ John W. Noyes
      --------------------        -----------------------------
                                      John W. Noyes
                                      Vice President and