Form 10-Q
period 1995-09-30
NORTH ATLANTIC ENERGY CORP /NH
filed 1995-11-14
CIK 880416

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                              -------    -------


                        Commission File Number 33-43508


                       NORTH ATLANTIC ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

              NEW HAMPSHIRE                     06-1339460
    (State or other jurisdiction              (I.R.S. Employer
   of incorporation or organization)         Identification No.)

1000 ELM STREET, MANCHESTER, NEW HAMPSHIRE                03105
(Address of principal executive offices)                (Zip Code)

                                 (603) 669-4000
              (Registrant's telephone number, including area code)








                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                 Class                    Outstanding at October 31, 1995

     Common Shares, $1.00 par value                  1,000 shares
                       NORTH ATLANTIC ENERGY CORPORATION


                               TABLE OF CONTENTS



                                                   Page No.

Part I.   Financial Information

     Item 1.   Financial Statements

          Balance Sheets - September 30, 1995 and
          December 31, 1994                                      2

          Statements of Income - Three and Nine
          Months Ended September 30, 1995 and 1994               4

          Statements of Cash Flows - Nine Months
          Ended September 30, 1995 and 1994                      5

          Notes to Financial Statements                          6

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                     8

Part II.  Other Information

     Item 1.   Legal Proceedings                                12








     Item 5.   Other Information                                12

     Item 6.   Exhibits and Reports on Form 8-K                 13

Signatures                                                      14





                                   PART I.  FINANCIAL INFORMATION

NORTH ATLANTIC ENERGY CORPORATION

BALANCE SHEETS
(Unaudited)

                                                              September 30,  December 31,
                                                                  1995           1994
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
ASSETS
------

Utility Plant, at original cost:
  Electric................................................   $    770,960   $    769,379

     Less: Accumulated provision for depreciation.........         93,525         75,176
                                                             -------------  -------------
                                                                  677,435        694,203
  Construction work in progress...........................          5,456          3,704
  Nuclear fuel, net.......................................         17,884         19,797
                                                             -------------  -------------
      Total net utility plant.............................        700,775        717,704
                                                             -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............         14,042         10,342
  Other, at cost..........................................            222            222
                                                             -------------  -------------
                                                                   14,264         10,564
                                                             -------------  -------------
Current Assets:
  Cash and special deposits...............................         24,864          8,166




  Notes receivable from affiliated companies..............          2,250         28,750
  Receivables from affiliated companies...................         13,285         13,983
  Materials and supplies, at average cost.................         11,457         10,036
  Prepayments and other...................................          2,532          2,149
                                                             -------------  -------------
                                                                   54,388         63,084
                                                             -------------  -------------

Deferred Charges:
  Regulatory assets:
   Deferred costs--Seabrook...............................        154,666        131,513
   Income taxes, net......................................         39,823         30,461
   Recoverable energy costs...............................          4,414          4,624
  Unamortized debt expense................................          4,349          4,834
  Other...................................................            598            795
                                                             -------------  -------------
                                                                  203,850        172,227
                                                             -------------  -------------
      Total Assets........................................   $    973,277   $    963,579
                                                             =============  =============














See accompanying notes to financial statements.






NORTH ATLANTIC ENERGY CORPORATION

BALANCE SHEETS
(Unaudited)

                                                              September 30,  December 31,
                                                                  1995           1994
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock--$1 par value. Authorized
   and outstanding 1,000 shares..........................    $          1   $          1
  Capital surplus, paid in................................        160,999        160,999
  Retained earnings.......................................         58,931         59,236
                                                             -------------  -------------
           Total common stockholder's equity..............        219,931        220,236
  Long-term debt..........................................        520,000        540,000
                                                             -------------  -------------
           Total capitalization...........................        739,931        760,236
                                                             -------------  -------------


Current Liabilities:
  Long-term debt--current portion.........................         20,000         20,000
  Accounts payable........................................            120          4,073
  Accounts payable to affiliated companies................            148             38
  Accrued interest........................................         17,911         18,288
  Accrued taxes...........................................          3,654          1,439
  Deferred DOE obligation--current portion................            845            845




  Other...................................................             17            329
                                                             -------------  -------------
                                                                   42,695         45,012
                                                             -------------  -------------
Deferred Credits:
  Accumulated deferred income taxes.......................        153,593        120,250
  Deferred obligation to affiliated company...............         33,284         33,284
  Deferred DOE obligation.................................          3,552          3,553
  Deferred Seabrook tax settlement obligation.............           -             1,022
  Other...................................................            222            222
                                                             -------------  -------------
                                                                  190,651        158,331
                                                             -------------  -------------



Commitments and Contingencies (Note 4)<F4>
                                                             -------------  -------------
           Total Capitalization and Liabilities...........   $    973,277   $    963,579
                                                             =============  =============















See accompanying notes to financial statements.



NORTH ATLANTIC ENERGY CORPORATION

STATEMENTS OF INCOME
(Unaudited)

                                                      Three Months Ended     Nine Months Ended
                                                         September 30,         September 30,
                                                    --------------------- ---------------------
                                                       1995       1994       1995       1994
                                                    ---------- ---------- ---------- ----------
                                                              (Thousands of Dollars)

Operating Revenues................................. $  39,696  $  37,603  $ 110,042  $ 109,825
                                                    ---------- ---------- ---------- ----------
Operating Expenses:
  Operation --
     Fuel..........................................     3,450      2,152      9,577      3,828
     Other.........................................     8,529      8,643     24,467     28,702
  Maintenance......................................     2,276      4,019      5,601     14,188
  Depreciation.....................................     5,865      5,743     17,454     17,049
  Federal and state income taxes...................     2,743      2,201      7,423      5,829
  Taxes other than income taxes....................     3,038      2,994      7,999      9,066
                                                    ---------- ---------- ---------- ----------
        Total operating expenses...................    25,901     25,752     72,521     78,662
                                                    ---------- ---------- ---------- ----------
Operating Income...................................    13,795     11,851     37,521     31,163
                                                    ---------- ---------- ---------- ----------

Other Income:
  Deferred Seabrook return--other funds............     2,277      3,799      7,068      9,859
  Other, net.......................................       411        104      1,276        491
  Income taxes--credit.............................       407        903      2,755      2,619
                                                    ---------- ---------- ---------- ----------








        Other income, net..........................     3,095      4,806     11,099     12,969
                                                    ---------- ---------- ---------- ----------
        Income before interest charges.............    16,890     16,657     48,620     44,132
                                                    ---------- ---------- ---------- ----------
Interest Charges:
  Interest on long-term debt.......................    15,553     16,006     47,413     48,017
  Other interest...................................      (166)      (110)      (403)      (189)
  Deferred Seabrook return--borrowed funds.........    (5,411)    (7,400)   (16,085)   (25,225)
                                                    ---------- ---------- ---------- ----------
        Interest charges, net......................     9,976      8,496     30,925     22,603
                                                    ---------- ---------- ---------- ----------

Net Income......................................... $   6,914  $   8,161  $  17,695  $  21,529
                                                    ========== ========== ========== ==========













See accompanying notes to financial statements.




NORTH ATLANTIC ENERGY CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                             -----------------------
                                                                 1995        1994
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Net Income................................................ $   17,695  $   21,529
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................     17,454      17,049
    Deferred income taxes and investment tax credits, net...     23,980      26,301
    Deferred return - Seabrook..............................    (23,153)    (35,084)
    Recoverable energy costs, net of amortization...........        211        -
    Other sources of cash...................................      8,193       3,791
    Other uses of cash......................................     (1,024)     (1,811)
  Changes in working capital:
    Receivables.............................................        698       9,750
    Materials and supplies..................................     (1,421)     (2,346)
    Accounts payable........................................     (3,843)      5,812
    Accrued taxes...........................................      2,215       4,761
    Other working capital (excludes cash)...................     (1,072)      2,255
                                                             ----------- -----------
Net cash flows from operating activities....................     39,933      52,007
                                                             ----------- -----------


Financing Activities:



  Reacquisitions and retirements of long-term debt..........    (20,000)       -
  Cash dividends on common stock............................    (18,000)     (5,000)
                                                             ----------- -----------
Net cash flows used for financing activities................    (38,000)     (5,000)
                                                             ----------- -----------

Investment Activities:
  Investment in plant:
    Electric utility plant..................................     (3,830)    (11,672)
    Nuclear fuel............................................     (5,079)       (742)
                                                             ----------- -----------
  Net cash flows used for investments in plant..............     (8,909)    (12,414)
  NU System Money Pool......................................     26,500     (36,750)
  Other investment activities, net..........................     (2,826)     (2,697)
                                                             ----------- -----------
Net cash flows from (used for) investments..................     14,765     (51,861)
                                                             ----------- -----------
Net Increase (Decrease) In Cash For The Period..............     16,698      (4,854)

Cash and special deposits - beginning of period.............      8,166       8,404
                                                             ----------- -----------
Cash and special deposits - end of period................... $   24,864  $    3,550
                                                             =========== ===========















See accompanying notes to financial statements.


                       NORTH ATLANTIC ENERGY CORPORATION

              NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.   General

The accompanying unaudited financial statements should be read in conjunction with the Annual Report of North Atlantic Energy Corporation (the company or
NAEC), a wholly owned subsidiary of Northeast Utilities (NU), on Form 10-K for the year ended December 31, 1994 (1994 Form 10-K). In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1995, the results of operations for the three and nine months ended September 30, 1995 and 1994, and the statements of cash flows for the nine months ended September 30, 1995 and 1994. The results of operations for the three and nine months ended September 30, 1995 and 1994 are not necessarily indicative of the results expected for a full year.

Certain reclassifications of prior period data have been made to conform with the current period presentation.

2.   Accounting for Long-Lived Assets

The company's accounting policies and the accompanying financial statements conform to generally accepted accounting principles applicable to rate-regulated enterprises and reflect the effects of the ratemaking process in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for Certain Types of Regulation" (SFAS 71). If any portion of the company's operations was no longer subject to the provisions of SFAS 71, as a result of a change in the cost-of-service based regulatory structure or the effects of competition, the company would be required to write off related regulatory assets and liabilities. The company would also be required to determine any impairment to other assets and write down these assets to their fair value.

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS
121), issued in March 1995 and effective January 1, 1996, establishes accounting standards for the impairment of long-lived assets. SFAS 121 requires that regulatory assets that are no longer probable of recovery through future revenues be charged to earnings. Based upon the current regulatory environment in the company's operating service area, it is not expected that the adoption of SFAS 121 would have a material impact on the company's financial position or results of operations. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in the electric utility industry, or if the cost-of-service based regulatory structure were to change.



3.   Capitalization

In December 1995, NAEC plans to complete a $225 million variable rate note facility with a group of banks. NAEC has called the entire $205 million principal amount of its 15.23 percent notes, due 2000, in early November, with funding in early December from the proceeds of the variable rate note facility. An interest rate swap is also planned to reduce the variability in the interest rate on the new notes. The refinancing is expected to save approximately
$3 million annually over the next five years.

4.   Commitments and Contingencies

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



                       NORTH ATLANTIC ENERGY CORPORATION


               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


This section contains management's assessment of NAEC's (the company) financial condition and the principal factors having an impact on the results of operations. The company is a wholly owned subsidiary of Northeast Utilities
(NU). This section should be read in conjunction with the company's financial statements, footnotes, and Part II, Other Information, of this report and Management's Discussion and Analysis in the 1994 Form 10-K and the First Quarter and Second Quarter 1995 Form 10-Qs.

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

For the three-month and nine-month periods ended September 30, 1995 net income decreased by approximately $1 million and $4 million respectively. The decrease in net income for the nine-month period is due primarily to a one-time adjustment to correct the deferred
Seabrook return balance.


Workforce Reductions

In July 1995, NU announced a program aimed at reducing the nuclear organization's total workforce by approximately 250 employees. The NU system-wide estimated pre-tax cost of the early retirement that was charged to expense in the third quarter was approximately $7 million. This estimate was based on 121 eligible employees accepting the early retirement. The balance of the workforce reduction will be achieved through attrition and layoffs. The estimated cost to the NU system of the early retirements and layoffs could be in the range of $2 million to $3 million.


Rate Matters

As of September 30, 1995, NAEC has included in rates $595 million of its initial Seabrook investment. The remaining investment ($105 million) will be phased into rates in May 1996. As of September 30, 1995, the deferred return associated with the amount of investment that has not been included in rates was approximately $206 million, including approximately $51 million which is recorded as utility plant. This amount and the additional deferred amounts associated with the remaining phase-in will be recovered under the Contract over the period December 1997 through May 2001.

Seabrook Performance

Seabrook operated at a capacity factor of approximately 93 percent for the nine months ended September 30, 1995, as compared to approximately 49 percent for the same period in 1994. The lower 1994 capacity factor was primarily the result of a 23-day shutdown for an unplanned outage that began in January and a 114-day refueling and maintenance outage that began in April. In November 1995, Seabrook began a 50 day refueling and maintenance outage.


Liquidity and Capital Resources

Cash provided from operations decreased approximately $12 million for the first nine months in 1995, as compared with the same period in 1994, primarily due to a decrease in working capital. Cash flows used for financing activities were approximately $33 million higher in 1995 primarily due to the $20 million sinking fund repayment of NAEC's Series A Bonds beginning in 1995 and the payment of cash dividends on common stock in 1995. Cash used for investments was approximately $7 million lower in 1995 primarily due lower short-term loans to other NU system companies under the NU system Money Pool.

The company's construction program expenditures amounted to approximately $4 million for the first nine months of 1995, as compared to approximately $12 million for 1994. The decrease is due to expenditures incurred as a result of NAEC's purchase of Vermont Electric Generation and Transmission Company's 0.4 percent share of Seabrook in 1994.
The company has ongoing cash requirements for Seabrook-related capital expenditures, nuclear fuel expenditures, interest and operating expenses. Such cash requirements are expected to be met from payments under the Contract and the Tax Allocation Agreement, except that to the extent some or all of the capital expenditures and nuclear fuel expenditures may have to be financed, the company expects to borrow under the Money Pool. As of September 30, 1995, there were no borrowings outstanding under the Money Pool.

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


On October 18, 1995, Moody's Investors Service lowered its ratings of PSNH and NAEC securities, bringing the rating for PSNH's First Mortgage Bonds below investment grade. Standard and Poor's had previously downgraded PSNH and NAEC securities below investment grade. With both of the major nationally recognized securities rating organizations that rate PSNH and NAEC securities rating them below investment grade, PSNH's and NAEC's borrowing costs have been adversely affected and the future availability and cost of funds for those companies could be adversely affected.


RESULTS OF OPERATIONS

Comparison of Third Quarter of 1995 with the Third Quarter
----------------------------------------------------------
of 1994
-------

Operating revenues represent amounts billed to PSNH under the terms of the Contract and billings to PSNH for decommissioning expense. Operating revenues increased approximately $2 million in the third quarter of 1995 primarily due to the increased return associated with the phase-in of additional Seabrook plant in May 1995.
Deferred Seabrook return - other and borrowed funds decreased approximately $4 million in the third quarter of 1995, as compared with 1994, primarily because additional Seabrook investment was phased into rates in May 1995.






Comparison of First Nine Months of 1995 with the First Nine Months
------------------------------------------------------------------
of 1994
-------
Fuel expense increased approximately $6 million for the first nine months of 1995 as a result of better performance of Seabrook.

Operation and maintenance expenses decreased approximately $13 million in the first nine months of 1995 primarily due costs associated with the Seabrook outage in 1994.

Deferred Seabrook return - other and borrowed funds decreased approximately $12 million in the first nine months of 1995 primarily because additional Seabrook investment was phased into rates in May 1994 and 1995 and a one-time adjustment of approximately $5 million was made in June 1995 to correct the deferred Seabrook return balance.


                           PART II. Other Information


Item 1.   Legal Proceedings

1.   On or about November 1, 1995, the New Hampshire Office of Consumer Advocate
(OCA) and the Campaign for Ratepayers Rights filed suit in Superior Court against the NHPUC seeking a declaratory ruling that special contracts entered into by and between PSNH and certain retail customers are prohibited by the 1989 rate agreement between PSNH and the State of New Hampshire (Rate Agreement). The petition is based on an alleged inconsistency between the New Hampshire statute that allows special contracts agreed to by a utility and a customer when deemed appropriate by the NHPUC and the legislation accepting the Rate Agreement wherein PSNH received protection against NHPUC actions fixing rates other than in the manner agreed upon in the Rate Agreement. The court petition alleges that the special contracts also constitute a breach of the Rate Agreement by PSNH, thereby stopping PSNH from claiming benefits under the Rate Agreement.
The New Hampshire Attorney General will represent the NHPUC in this action. While PSNH believes this proceeding should be dismissed on procedural grounds, it cannot predict the outcome of this proceeding or its ultimate effect on PSNH or NAEC at this time.

Item 5.   Other Information

1. On October 9, 1995, the NHPUC issued preliminary guidelines for an Electric Retail Competition Pilot Program (Program). The Program is proposed to be a three-year retail wheeling experiment under which a randomly selected group of retail users will be free to purchase up to 60 MW of power from other suppliers besides their franchised local utility, of which 44 MW of the prospective loss is allocated to PSNH. This amount of power equals three percent of PSNH's peak load. If the program were implemented as proposed, participants would be responsible for arranging their own electricity supply and would be free to negotiate the terms for such supply with any potential supplier. Under the proposed guidelines, utilities would not be allowed to charge exit or re-entry fees to customers who go off and on their systems, but recovery of stranded costs resulting from the Program would be split equally between utility investors and participating customers. Finalization of the guidelines is expected in December 1995, subject to further comments and hearings.

For additional information on this matter, see "Other Information" in NAEC's 1995 Form 10-Q for the quarter ended June 30, 1995.

2. On September 1, 1995, PSNH filed a petition with the New Hampshire Supreme Court, which was accepted on November 2, 1995, appealing the NHPUC's decision in the proceeding involving Freedom Electric Power Company, now known as Freedom Energy Company, LLC (Freedom), that PSNH's franchise was not exclusive as a matter of law.
For additional information on this matter, see "Other Information" in NAEC's 1995 Form 10-Q for the quarter ended June 30, 1995.

3. New Hampshire's Limited Electrical Energy Producers Act (LEEPA) purportedly allows a qualifying generator of not greater than 5 MW capacity to sell its output to up to three retail customers. LEEPA also provides that the local franchised utility could be ordered to wheel the energy to these retail customers. On October 3, 1995, the NHPUC issued an order stating that the LEEPA retail wheeling provision was not pre-empted by federal law and that it had authority to order such retail wheeling service if it was found to be in the public good. PSNH and Connecticut Valley Electric Company filed motions for rehearing of this order with the NHPUC on November 2, 1995.

4. On October 4, 1995, the U.S. Court of Appeals for the District of Columbia Circuit granted a motion to intervene filed by Northeast Utilities Service Company, Connecticut Yankee Atomic Power Company and North Atlantic Energy Service Company as party petitioners in the lawsuit brought by other nuclear utilities seeking a judicial declaration that the Nuclear Waste Policy Act of 1982, as amended, unconditionally binds the U.S. Department of Energy to begin acceptance of spent nuclear fuel and high-level radioactive waste beginning on January 31, 1998.

For additional information on this matter, see "Item 1. Business - Electric Operations - Nuclear Generation - High-Level Radioactive Waste" in NAEC's 1994 Form 10-K.

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




                                     NORTH ATLANTIC ENERGY CORPORATION
                                     ---------------------------------
                                                Registrant





Date   November 13, 1995      By  /s/ Bernard M. Fox
      --------------------        -----------------------------
                                      Bernard M. Fox
                                      Chairman, Chief Executive
                                        Officer, and Director




Date   November 13, 1995      By  /s/ John W. Noyes
      --------------------        -----------------------------
                                      John W. Noyes
                                      Vice President and Controller