Form 10-Q
period 1996-03-31
NORTH ATLANTIC ENERGY CORP /NH
filed 1996-05-08
CIK 880416

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549-1004

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996
                                                --------------


                                       OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                              -------    -------

                        Commission File Number 33-43508
                                               --------


                       NORTH ATLANTIC ENERGY CORPORATION
                       ---------------------------------


             (Exact name of registrant as specified in its charter)

                NEW HAMPSHIRE                        06-1339460
                -------------                        ----------


         (State or other jurisdiction                  (I.R.S. Employer
          of incorporation or organization)         Identification No.)

          1000 ELM STREET, MANCHESTER, NEW HAMPSHIRE           03105
          ------------------------------------------------------------


               Address of principal executive offices)     (Zip Code)

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

                           Class                                 Outstanding at
                           -----                                 April 30, 1996
                                                                 --------------

  Common Shares, $1.00 par value                                  1,000  shares


                       NORTH ATLANTIC ENERGY CORPORATION

                               TABLE OF CONTENTS
                               -----------------



                                                              Page No.
                                                              --------



Part I.    Financial Information

   Item 1.  Financial Statements

      Balance Sheets - March 31, 1996 and December 31, 1995     2

      Statements of Income - Three Months Ended
          March 31, 1996 and 1995                               4

      Statements of Cash Flows - Three Months Ended
   March 31, 1996 and 1995                                      5

      Notes to Financial Statements                             6

   Item 2.  Management's Discussion and Analysis of
      Financial Condition and Results  of Operations            8

Part II.  Other Information

   Item 5.  Other Information                                  10

   Item 6.  Exhibits and Reports on Form 8-K                   10

Signatures                                                     11




                                   PART I.  FINANCIAL INFORMATION

NORTH ATLANTIC ENERGY CORPORATION

BALANCE SHEETS
(Unaudited)

                                                                March 31,    December 31,
                                                                  1996           1995
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
ASSETS
- ------
Utility Plant, at original cost:
  Electric................................................   $    774,474   $    771,794

     Less: Accumulated provision for depreciation.........        104,804         99,772
                                                             -------------  -------------
                                                                  669,670        672,022
  Construction work in progress...........................          4,619          7,616
  Nuclear fuel, net.......................................         25,337         27,482
                                                             -------------  -------------
      Total net utility plant.............................        699,626        707,120
                                                             -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............         16,121         15,312
  Other, at cost..........................................            222            222
                                                             -------------  -------------
                                                                   16,343         15,534
                                                             -------------  -------------

Current Assets:
  Cash....................................................           -             8,313
  Special deposits (Note 1B)<F1B>.........................          4,018             71
  Notes receivable from affiliated companies..............          6,500          2,500
  Receivables from affiliated companies...................         24,309         18,692
  Taxes receivable........................................          3,608           -
  Materials and supplies, at average cost.................         12,610         12,269
  Prepayments and other...................................          2,051          4,157
                                                             -------------  -------------
                                                                   53,096         46,002
                                                             -------------  -------------
Deferred Charges:
  Regulatory assets:
   Deferred costs--Seabrook...............................        170,008        162,430
   Income taxes, net......................................         43,231         43,231
   Recoverable energy costs...............................          2,300          2,349
   Other regulatory assets................................         30,264         31,886
  Unamortized debt expense................................          5,381          5,619
  Other...................................................            358            478
                                                             -------------  -------------
                                                                  251,542        245,993
                                                             -------------  -------------
      Total Assets........................................   $  1,020,607   $  1,014,649
                                                             =============  =============

See accompanying notes to financial statements.






NORTH ATLANTIC ENERGY CORPORATION

BALANCE SHEETS
(Unaudited)

                                                                March 31,    December 31,
                                                                  1996           1995
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
- ------------------------------
Capitalization:
  Common stock--$1 par value. Authorized
   and outstanding 1,000 shares..........................    $          1   $          1
  Capital surplus, paid in................................        160,999        160,999
  Retained earnings.......................................         61,367         59,677
                                                             -------------  -------------
           Total common stockholder's equity..............        222,367        220,677
  Long-term debt..........................................        540,000        540,000
                                                             -------------  -------------
           Total capitalization...........................        762,367        760,677
                                                             -------------  -------------



Current Liabilities:
  Notes payable to affiliated company.....................           -             8,000
  Long-term debt--current portion.........................         20,000         20,000
  Accounts payable........................................          4,808          6,278
  Accrued interest........................................         10,987          3,452
  Other...................................................          1,118          1,616
                                                             -------------  -------------
                                                                   36,913         39,346
                                                             -------------  -------------



Deferred Credits:
  Accumulated deferred income taxes.......................        185,836        179,135
  Deferred obligation to affiliated company...............         33,284         33,284
  Other...................................................          2,207          2,207
                                                             -------------  -------------
                                                                  221,327        214,626
                                                             -------------  -------------




Commitments and Contingencies (Note 5)<F5>


                                                             -------------  -------------
           Total Capitalization and Liabilities...........   $  1,020,607   $  1,014,649
                                                             =============  =============

See accompanying notes to financial statements.




NORTH ATLANTIC ENERGY CORPORATION
STATEMENTS OF INCOME
(Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                           --------------------------
                                                               1996           1995
                                                           -----------    -----------
                                                             (Thousands of Dollars)

Operating Revenues....................................     $   36,663     $   33,984
                                                           -----------    -----------
Operating Expenses:
  Operation --
     Fuel.............................................          3,326          3,269
     Other............................................          7,849          7,706
  Maintenance.........................................          1,649          1,638
  Depreciation........................................          6,071          5,905
  Federal and state income taxes......................          2,663          2,144
  Taxes other than income taxes.......................          3,030          2,348
                                                           -----------    -----------
        Total operating expenses......................         24,588         23,010
                                                           -----------    -----------
Operating Income......................................         12,075         10,974
                                                           -----------    -----------

Other Income:
  Deferred Seabrook return--other funds...............          2,577          3,380
  Other, net..........................................            102            330
  Income taxes........................................            755            881
                                                           -----------    -----------
        Other income, net.............................          3,434          4,591
                                                           -----------    -----------
        Income before interest charges................         15,509         15,565
                                                           -----------    -----------
Interest Charges:
  Interest on long-term debt..........................         13,407         16,005
  Other interest......................................            (87)           (99)
  Deferred Seabrook return--borrowed funds............         (5,001)        (7,842)
                                                           -----------    -----------
        Interest charges, net.........................          8,319          8,064
                                                           -----------    -----------

Net Income............................................     $    7,190     $    7,501
                                                           ===========    ===========

See accompanying notes to financial statements.



NORTH ATLANTIC ENERGY CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                             -----------------------
                                                                 1996        1995
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Net Income................................................ $    7,190  $    7,501
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................      6,071       5,905
    Deferred income taxes and investment tax credits, net...      6,701       8,487
    Deferred return - Seabrook..............................     (7,578)    (11,221)
    Other sources of cash...................................      4,762       2,766
    Other uses of cash......................................       -           (616)
  Changes in working capital:
    Receivables.............................................     (9,225)     (2,431)
    Materials and supplies..................................       (341)       (352)
    Accounts payable........................................     (1,470)     (3,272)
    Accrued taxes...........................................       (511)       (604)
    Other working capital (excludes cash)...................      5,707       1,704
                                                             ----------- -----------
Net cash flows from operating activities....................     11,306       7,867
                                                             ----------- -----------

Financing Activities:
  Net decrease in short-term debt...........................     (8,000)       -
  Cash dividends on common stock............................     (5,500)     (6,000)
                                                             ----------- -----------
Net cash flows used for financing activities................    (13,500)     (6,000)
                                                             ----------- -----------

Investment Activities:
  Investment in plant:
    Electric utility plant..................................       (738)       (824)
    Nuclear fuel............................................       (390)     (1,437)
                                                             ----------- -----------
  Net cash flows used for investments in plant..............     (1,128)     (2,261)
  NU System Money Pool......................................     (4,000)     (1,250)
  Investments in nuclear decommissioning trusts.............       (991)       (864)
                                                             ----------- -----------
Net cash flows used for investments.........................     (6,119)     (4,375)
                                                             ----------- -----------
Net Decrease In Cash For The Period.........................     (8,313)     (2,508)

Cash - beginning of period..................................      8,313       2,508
                                                             ----------- -----------
Cash - end of period........................................ $     -     $     -
                                                             =========== ===========



See accompanying notes to financial statements.




                       NORTH ATLANTIC ENERGY CORPORATION

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     A.   PRESENTATION

          The accompanying unaudited financial statements should be read in conjunction with the Annual Report of North Atlantic Energy Corporation (NAEC) on Form 10-K for the year ended December 31, 1995 (1995 Form 10-K). In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1996, the results of operations for the three months ended March 31, 1996 and 1995, and the statements of cash flows for the three months ended March 31, 1996 and 1995. All adjustments are of a normal, recurring, nature. The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results expected for a full year.

          Northeast Utilities (NU) is the parent company of the Northeast Utilities system (the system). The system furnishes retail electric service in Connecticut, New Hampshire, and western Massachusetts through four wholly owned subsidiaries, The Connecticut Light and Power Company (CL&P), Public Service Company of New Hampshire (PSNH), Western Massachusetts Electric Company (WMECO), and Holyoke Water Power Company. A fifth wholly owned subsidiary, NAEC, sells all of its capacity to PSNH. In addition to its retail service, the system furnishes firm and other wholesale electric services to various municipalities and other utilities. The system serves about 30 percent of New England's electric needs and is one of the 20 largest electric utility systems in the country as measured by revenues.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Certain reclassifications of prior period data have been made to conform with the current period presentation.

     B.   SPECIAL DEPOSITS

          Special deposits represent funds set aside to meet certain pre-funding requirements established by the joint owners (including NAEC) of the Seabrook project. The funds are used currently to meet the operation and maintenance requirements of the Seabrook project.

2.   NEW ACCOUNTING STANDARD

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in March 1995. SFAS 121 establishes accounting standards for evaluating and recording asset impairment. The company adopted SFAS 121 as of January 1, 1996. SFAS 121 requires the evaluation of long-lived assets for impairment when certain events occur or when conditions exist that indicate the carrying amounts of assets may not be recoverable.

     SFAS 121 requires that any assets, including regulatory assets, that are no longer probable of recovery through future revenues be revalued based on estimated future cash flows. If the revaluation is less than the book value of the asset, an impairment loss would be charged to earnings. Based on the current regulatory environment in the system's service areas, as of March 31, 1996, SFAS 121 did not have a material impact on the company's financial position or results of operations. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in the electric utility industry or if the cost-of-service based regulatory structure were to change. For further information on the company's regulatory environment, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), and Part II, Item 5, "Other Information," in this Form 10-Q and the Notes to Financial Statements in NAEC's 1995 Form 10-K.

3.   NUCLEAR DECOMMISSIONING

     The staff of the Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry, including the company, regarding the recognition, measurement, and classification of decommissioning costs for nuclear generating stations in the financial statements of electric utilities. In response to these questions, the FASB has agreed to review the accounting for removal costs, including decommissioning, and has issued a proposed statement "Accounting for Liabilities Related to Closure or Removal of Long-Lived Assets" in February 1996. If current electric utility industry accounting practices for such decommissioning are changed: (1) annual provisions for decommissioning could increase, (2) the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation, and (3) trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense.

4.   DERIVATIVE FINANCIAL INSTRUMENTS

     NAEC uses interest-rate swap agreements with financial institutions to hedge against interest-rate risk associated with its $225 million variable-rate bank note. The interest-rate swaps minimize exposure associated with rising interest rates, and effectively fix the interest rate for this borrowing arrangement. Under the swap agreement, NAEC exchanges quarterly payments based on a differential between a fixed contractual interest rate and the three-month LIBOR rate at a given time. As of March 31, 1996, NAEC had outstanding agreements with a total notional value of approximately $225 million and a positive mark-to-market position of approximately $2.4 million.

     These swap agreements have been made with various financial institutions, each of which are rated "BBB+" or better by Standard & Poor's rating group.
      NAEC is exposed to credit risk on its interest-rate swaps if the counterparties fail to perform their obligations. However, NAEC anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. For further information on Derivative Financial Instruments see the MD&A in this Form 10-Q and the Notes to Financial Statements in NAEC's 1995 Form 10-K.

5.   COMMITMENTS AND CONTINGENCIES
     A. Seabrook 1 Construction Program: For information regarding NAEC's construction program, see the Notes to Financial Statements in NAEC's 1995 Form 10-K.

     B. Environmental Matters: For information regarding environmental matters, see the Notes to Financial Statements in NAEC's 1995 Form 10-K.

     C. Nuclear Insurance Contingencies: For information regarding nuclear insurance contingencies, see the Notes to Financial Statements in NAEC's 1995 Form 10-K.


                       NORTH ATLANTIC ENERGY CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


This section contains management's assessment of NAEC's (the company) financial condition and the principal factors having an impact on the results of operations. The company is a wholly-owned subsidiary of Northeast Utilities
(NU). This discussion should be read in conjunction with NAEC's consolidated financial statements and footnotes in this Form 10-Q, the 1995 Form 10-K, and the Form 8-Ks dated January 31, 1996 and March 30, 1996.


FINANCIAL CONDITION

OVERVIEW
On June 5, 1992 (the Acquisition Date), NU acquired Public Service Company of New Hampshire (PSNH), and PSNH's 35.58 percent share of the Seabrook 1 nuclear power plant (Seabrook 1) and other Seabrook-related assets were transferred to the company. At the Acquisition Date, PSNH and the company entered into the Seabrook Power Contract (the Contract), under which PSNH is obligated to buy from the company, and the company is obligated to sell to PSNH, all of the company's capacity and output of Seabrook 1 for a period equal to the length of the Nuclear Regulatory Commission (NRC) full-power operating license for Seabrook (through 2026). Under the Contract, PSNH is unconditionally obligated to pay the company's "cost of service" during the period whether or not Seabrook 1 is operating and without regard to the cost of alternative sources of power. In addition, PSNH will be obligated to pay decommissioning and project cancellation costs after the termination of the operating license. NAEC does not have any employees of its own and does not operate Seabrook 1. North Atlantic Energy Service Corporation is the managing agent and represents the Seabrook 1 joint owners, including NAEC, in the operation of Seabrook 1.

On February 15, 1994, NAEC acquired Vermont Electric Generation and Transmission Cooperative's 0.4 percent ownership interest of Seabrook 1 for approximately $6.4 million, giving NAEC a total joint-ownership interest in Seabrook 1 of
35.98 percent.

The company's "cost of service" includes all of its prudently incurred Seabrook 1-related costs, including operation and maintenance expense, fuel expense, property tax expense, depreciation expense, certain overhead and other costs, and a phased-in return on its Seabrook 1 investment. The Contract established the initial recoverable investment in Seabrook 1 at $700 million (Initial Investment), plus any capital additions, net of depreciation.

The company's only assets are Seabrook 1 and other Seabrook 1-related assets and its only source of revenue is the Contract. PSNH's obligations under the Contract are solely its own and have not been guaranteed by NU. The Contract contains no provisions entitling PSNH to terminate its obligations. If, however, PSNH were to fail to perform its obligations under the Contract, the company would be required to find other purchasers for Seabrook power.

NUCLEAR PERFORMANCE

On January 31, 1996, the NRC placed Millstone units 1, 2, and 3 (Millstone) on its watch list, which calls for increased NRC inspection attention. The Millstone units are operated by Northeast Nuclear Energy Company, a wholly-owned subsidiary of NU. The NRC's action referred to a number of performance concerns that have arisen since 1990, including the inability to resolve employee safety concerns.

As a result of the Millstone units being on the watch list, Seabrook 1 has also received increased NRC attention. On April 22, 1996, the NRC announced the results of a recent inspection at Seabrook 1. The NRC indicated that it found Seabrook 1 to be a well-operated facility and found no major safety issues or weaknesses. The NRC noted that it would reduce inspections in a number of areas at Seabrook 1 as a result of its findings.

In the first quarter of 1996, Seabrook 1 operated at a capacity factor of 86.7 percent, as compared to 100 percent for the same period in 1995. The lower capacity factor was primarily the result of a three day unplanned outage beginning on January 27, 1996, and a one-day unplanned outage on February 1, 1996.

RATE MATTERS

As of March 31, 1996, NAEC has included in rates $595 million of its Seabrook 1 Initial Investment. The remaining investment ($105 million) will be phased into rates in May 1996. An additional amount of deferred Seabrook 1 return of approximately $51 million is recorded as utility plant. The deferred amounts associated with the Seabrook 1 phase-in will be recovered under the Contract with PSNH over the period December 1997 through May 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations increased approximately $3 million for the first three months of 1996, from 1995, primarily due to the increased cash return associated with the phase-in of additional Seabrook 1 plant. Cash flows used for financing activities increased approximately $8 million for the first three months of 1996, from 1995, primarily due to the 1996 repayment of short-term debt. Cash flows used for investments increased approximately $2 million for the first three months of 1996, from 1995, primarily due to an increase in loans to affiliated companies in the NU system Money Pool, partially offset by a decrease in nuclear fuel expenditures.

In April 1996, Standard & Poor's Ratings Group placed the ratings of PSNH and NAEC on CreditWatch with negative implications. These rating actions could adversely affect the future availability and cost of funds.

NAEC has entered into an interest-rate-swap agreement to reduce its interest-rate risk associated with its $225 million variable rate bank note. This swap agreement is not used for trading purposes. The differential paid or received as interest rates change is recognized in income when realized. As of March 31, 1996, NAEC had an outstanding agreement with a total notional value of approximately $225 million. The settlement amount associated with the swap increased interest expense by approximately $0.1 million for NAEC. This swap effectively fixes the interest rate for NAEC's variable-rate bank note at 7.05 percent.

RESULTS OF OPERATIONS

Comparison of the First Quarter of 1996 with the First Quarter of 1995
- ----------------------------------------------------------------------

Operating revenues represent amounts billed to PSNH under the terms of the Contract and billings to PSNH for decommissioning expense. Operating revenues increased approximately $3 million in the first quarter of 1996, from 1995, primarily due to the increased return associated with the phase-in of additional Seabrook 1 plant in May 1995.

Deferred Seabrook return - other and borrowed funds decreased approximately $4 million in the first quarter of 1996, from 1995, primarily due to the additional Seabrook investment phased into rates in May 1995.

Interest on long-term debt decreased approximately $3 million in the first quarter of 1996, from 1995, primarily due to the 1995 refinancing of its $205 million 15.23%-rate note.


PART II.  OTHER INFORMATION


ITEM 5.   OTHER INFORMATION

1. On April 9, 1996, Northeast Nuclear Energy Company ("NNECO") and the Nuclear Regulatory Commission ("NRC") staff filed a joint motion to terminate the NRC proceeding which began in 1995 when several New England based public interest groups requested a hearing on the Millstone 1 license amendment which explicitly authorized the practice of offloading the full reactor core during refueling outages. The joint motion was based on representations by counsel for the petitioners that the matter would no longer be pursued. On April 15, 1995, the NRC's Atomic Safety and Licensing Board granted the joint motion to terminate the proceeding.

       For additional information on this proceeding, see "Item 1. Business - Electric Operations - Nuclear Generation - Millstone Units" in NAEC's 1995 Form 10-K.

2. On May 3, 1996, NU was advised by the Office of the U.S. Attorney for the District of Connecticut (U.S. Attorney) that it had received a report by the NRC Office of Investigations (OI) relating to full core off-load procedures and certain related matters at Millstone Station. The OI had referred the report to the U.S. Attorney for possible criminal prosecution and NU has been informed that the U.S. Attorney is in the early stages of reviewing its conduct and that of certain unnamed employees. NU does not have the OI's report and therefore cannot evaluate either whether the report is accurate or what any civil or criminal consequences may be. Despite the possibility that some form of prosecutorial action might be initiated, management does not believe that any System company or officer has engaged in conduct that would warrant a federal criminal prosecution and intends to fully cooperate with the U.S. Attorney in the investigation.



ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

(a)    Listing of Exhibits:

       Exhibit Number         Description
       --------------         -----------

               27             Financial Data Schedule

(b)    Reports on Form 8-K:

1. NAEC filed a Form 8-K dated January 31, 1996 disclosing that the NRC had placed Millstone station on its "watch list."


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                              NORTH ATLANTIC ENERGY CORPORATION
                                              ---------------------------------
                                                           Registrant




Date         May 8, 1996                      By:  /s/  Bernard M. Fox
       =======================                     -------------------------

                                              Bernard M. Fox
                                              Chairman, Chief Executive Officer
                                               and Director




Date         May 8, 1996                      By:  /s/  John J. Roman
       =======================                     -------------------------

                                              John J. Roman
                                              Vice President and Controller