Form 10-Q
period 1996-06-30
NORTH ATLANTIC ENERGY CORP /NH
filed 1996-08-14
CIK 880416

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549-1004

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996


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

                     Class                       Outstanding at July 31, 1996

         Common Shares, $1.00 par value                      1,000 shares




                       NORTH ATLANTIC ENERGY CORPORATION

                               TABLE OF CONTENTS



                                                              Page No.



Part I. Financial Information

    Item 1. Financial Statements

        Balance Sheets - June 30, 1996 and
        December 31, 1995                                                    2

        Statements of Income - Three Months and Six
        Months Ended June 30, 1996 and 1995                                  4

        Statements of Cash Flows - Six Months
        Ended June 30, 1996 and 1995                                         5

        Notes to Financial Statements                                        6

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                                 9

Part II.    Other Information

     Item 1.   Legal Proceedings                                            12


     Item 4.   Submission of Matters to a Vote of
               Security Holders                                             12

     Item 5.   Other Information                                            12

     Item 6.   Exhibits and Reports on Form 8-K                             13

Signatures                                                                  14





                                   PART I.  FINANCIAL INFORMATION

NORTH ATLANTIC ENERGY CORPORATION

BALANCE SHEETS
(Unaudited)

                                                                June 30,     December 31,
                                                                  1996           1995
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
ASSETS
- ------

Utility Plant, at original cost:
  Electric................................................   $    774,785   $    771,794

     Less: Accumulated provision for depreciation.........        109,981         99,772
                                                             -------------  -------------
                                                                  664,804        672,022
  Construction work in progress...........................          5,146          7,616
  Nuclear fuel, net.......................................         23,411         27,482
                                                             -------------  -------------
      Total net utility plant.............................        693,361        707,120
                                                             -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............         16,601         15,312
  Other, at cost..........................................            222            222
                                                             -------------  -------------
                                                                   16,823         15,534
                                                             -------------  -------------

Current Assets:
  Cash....................................................         13,424          8,313
  Special deposits........................................          2,617             71
  Notes receivable from affiliated companies..............           -             2,500
  Receivables from affiliated companies...................         13,265         18,692
  Materials and supplies, at average cost.................         12,934         12,269
  Prepayments and other...................................          5,258          4,157
                                                             -------------  -------------
                                                                   47,498         46,002
                                                             -------------  -------------
Deferred Charges:
  Regulatory assets:
   Deferred costs--Seabrook...............................        175,670        162,430
   Income taxes, net......................................         46,683         43,231
   Recoverable energy costs...............................          2,250          2,349
   Other regulatory assets................................         28,643         31,886
  Unamortized debt expense................................          5,141          5,619
  Other...................................................            239            478
                                                             -------------  -------------
                                                                  258,626        245,993
                                                             -------------  -------------

      Total Assets........................................   $  1,016,308   $  1,014,649
                                                             =============  =============

See accompanying notes to financial statements.







NORTH ATLANTIC ENERGY CORPORATION

BALANCE SHEETS
(Unaudited)

                                                                June 30,     December 31,
                                                                  1996           1995
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
- ------------------------------

Capitalization:
  Common stock--$1 par value. Authorized
   and outstanding 1,000 shares..........................    $          1   $          1
  Capital surplus, paid in................................        160,999        160,999
  Retained earnings.......................................         63,223         59,677
                                                             -------------  -------------
           Total common stockholder's equity..............        224,223        220,677
  Long-term debt..........................................        520,000        540,000
                                                             -------------  -------------
           Total capitalization...........................        744,223        760,677
                                                             -------------  -------------



Current Liabilities:
  Notes payable to affiliated company.....................          6,500          8,000
  Long-term debt--current portion.........................         20,000         20,000
  Accounts payable........................................          5,178          6,135
  Accounts payable to affiliated companies................            128            143
  Accrued interest........................................          3,169          3,452
  Accrued taxes...........................................          5,883          1,346
  Other...................................................            303            270
                                                             -------------  -------------
                                                                   41,161         39,346
                                                             -------------  -------------


Deferred Credits:
  Accumulated deferred income taxes.......................        195,433        179,135
  Deferred obligation to affiliated company...............         33,284         33,284
  Other...................................................          2,207          2,207
                                                             -------------  -------------
                                                                  230,924        214,626
                                                             -------------  -------------


Commitments and Contingencies (Note 5)<F5>



                                                             -------------  -------------
           Total Capitalization and Liabilities...........   $  1,016,308   $  1,014,649
                                                             =============  =============

See accompanying notes to financial statements.





NORTH ATLANTIC ENERGY CORPORATION
STATEMENTS OF INCOME
(Unaudited)

                                                      Three Months Ended     Six Months Ended
                                                           June 30,              June 30,
                                                    --------------------- ---------------------
                                                       1996       1995       1996       1995
                                                    ---------- ---------- ---------- ----------
                                                              (Thousands of Dollars)

Operating Revenues................................. $  39,107  $  36,362  $  75,770  $  70,346
                                                    ---------- ---------- ---------- ----------
Operating Expenses:
  Operation --
     Fuel..........................................     3,870      2,858      7,196      6,127
     Other.........................................     7,628      8,232     15,477     15,938
  Maintenance......................................     1,828      1,687      3,477      3,325
  Depreciation.....................................     5,842      5,684     11,913     11,589
  Federal and state income taxes...................     3,118      2,536      5,781      4,680
  Taxes other than income taxes....................     3,035      2,613      6,065      4,961
                                                    ---------- ---------- ---------- ----------
        Total operating expenses...................    25,321     23,610     49,909     46,620
                                                    ---------- ---------- ---------- ----------
Operating Income...................................    13,786     12,752     25,861     23,726
                                                    ---------- ---------- ---------- ----------

Other Income:
  Deferred Seabrook return--other funds............     1,925      1,411      4,502      4,791
  Other, net.......................................       238        535        340        865
  Income taxes.....................................       804      1,467      1,559      2,348
                                                    ---------- ---------- ---------- ----------
        Other income, net..........................     2,967      3,413      6,401      8,004
                                                    ---------- ---------- ---------- ----------
        Income before interest charges.............    16,753     16,165     32,262     31,730
                                                    ---------- ---------- ---------- ----------
Interest Charges:
  Interest on long-term debt.......................    13,256     15,855     26,663     31,860
  Other interest...................................      (122)      (138)      (209)      (237)
  Deferred Seabrook return--borrowed funds.........    (3,737)    (2,832)    (8,738)   (10,674)
                                                    ---------- ---------- ---------- ----------
        Interest charges, net......................     9,397     12,885     17,716     20,949
                                                    ---------- ---------- ---------- ----------

Net Income......................................... $   7,356  $   3,280  $  14,546  $  10,781
                                                    ========== ========== ========== ==========

See accompanying notes to financial statements.




NORTH ATLANTIC ENERGY CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                             -----------------------
                                                                 1996        1995
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Net Income................................................ $   14,546  $   10,781
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................     11,913      11,589
    Deferred income taxes and investment tax credits, net...     12,846      16,087
    Deferred return - Seabrook..............................    (13,240)    (15,465)
    Other sources of cash...................................     10,067       5,307
    Other uses of cash......................................       (412)     (1,022)
  Changes in working capital:
    Receivables.............................................      5,427       1,345
    Materials and supplies..................................       (665)       (823)
    Accounts payable........................................       (972)     (3,733)
    Accrued taxes...........................................      4,537       1,771
    Other working capital (excludes cash)...................     (3,897)     (4,636)
                                                             ----------- -----------
Net cash flows from operating activities....................     40,150      21,201
                                                             ----------- -----------

Financing Activities:
  Net decrease in short-term debt...........................     (1,500)       -
  Reacquisitions and retirements of long-term debt..........    (20,000)    (20,000)
  Cash dividends on common stock............................    (11,000)    (12,000)
                                                             ----------- -----------
Net cash flows used for financing activities................    (32,500)    (32,000)
                                                             ----------- -----------

Investment Activities:
  Investment in plant:
    Electric utility plant..................................     (1,813)     (1,909)
    Nuclear fuel............................................     (1,423)     (2,966)
                                                             ----------- -----------
  Net cash flows used for investments in plant..............     (3,236)     (4,875)
  NU System Money Pool......................................      2,500      15,000
  Investments in nuclear decommissioning trusts.............     (1,803)     (1,834)
                                                             ----------- -----------
Net cash flows (used for) from investments..................     (2,539)      8,291
                                                             ----------- -----------
Net Increase (Decrease) In Cash For The Period..............      5,111      (2,508)

Cash - beginning of period..................................      8,313       2,508
                                                             ----------- -----------
Cash - end of period........................................ $   13,424  $     -
                                                             =========== ===========


See accompanying notes to financial statements.









                       NORTH ATLANTIC ENERGY CORPORATION

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   Presentation

          The accompanying unaudited financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this Form 10-Q, the Annual Report of North Atlantic Energy Corporation (the company or
          NAEC) on Form 10-K for the year ended December 31, 1995 (1995 Form 10-K), the company's First Quarter 1996 Form 10-Q and the company's Form 8-K dated January 31, 1996. In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1996, the results of operations for the three-month and six-month periods ended June 30, 1996 and 1995, and the statements of cash flows for the six-month periods ended June 30, 1996 and 1995. All adjustments are of a normal, recurring, nature. The results of operations for the three-month and six-month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results expected for a full year.

          Certain reclassifications of prior period data have been made to conform with the current period presentation.

          Northeast Utilities (NU) is the parent company of the Northeast Utilities system (the system). The system furnishes retail electric service in Connecticut, New Hampshire, and western Massachusetts through four wholly owned subsidiaries, The Connecticut Light and Power Company (CL&P), Public Service Company of New Hampshire (PSNH), Western Massachusetts Electric Company (WMECO), and Holyoke Water Power Company (HWP). NAEC, a wholly owned subsidiary, sells all of its capacity and output of the Seabrook nuclear power plant to PSNH. In addition to its retail electric service, the system furnishes firm and other wholesale electric services to various municipalities and other utilities. The system serves about 30 percent of New England's electric needs and is one of the 20 largest electric utility systems in the country as measured by revenues.

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

2.   NEW ACCOUNTING STANDARD

     The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) 121,
     "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which established accounting standards for evaluating and recording asset impairment. The company adopted SFAS 121 as of January 1, 1996. SFAS 121 requires the evaluation of long-lived assets for impairment when certain events occur or when conditions exist that indicate the carrying amounts of assets may not be recoverable.

     Based on the current regulatory environment in the system's service areas, as of June 30, 1996, SFAS 121 did not have a material impact on the company's financial position or results of operations. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in the electric utility industry or if the cost-of-service based regulatory structure were to change. For further information, see NAEC's 1995 Form 10-K and NAEC's First Quarter 1996 Form 10-Q.

3.   NUCLEAR DECOMMISSIONING

     For information on nuclear decommissioning, see the company's First Quarter 1996 Form 10-Q and the company's 1995 Form 10-K.

4.   DERIVATIVE FINANCIAL INSTRUMENTS

     NAEC uses interest-rate swap agreements with financial institutions to hedge against interest-rate risk associated with its $225 million variable-rate bank note. The interest-rate swaps reduce exposure associated with rising interest rates, and effectively fix the interest rate for this borrowing arrangement. Under the swap agreement, NAEC exchanges quarterly payments based on a differential between a fixed contractual interest rate and the three-month LIBOR rate at a given time. As of June 30, 1996, NAEC had outstanding agreements with a total notional value of approximately $225 million and a positive mark-to-market position of approximately $4.2 million.

     These swap agreements have been made with various financial institutions, each of which is rated "BBB+" or better by Standard & Poor's rating group. NAEC is exposed to credit risk on its interest-rate swaps if the counterparties fail to perform their obligations. However, NAEC anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. For further information on derivative financial instruments see the MD&A in this Form 10-Q, NAEC's First Quarter 1996 Form 10-Q, and NAEC's 1995 Form 10-K.

5.   COMMITMENTS AND CONTINGENCIES

      A. Seabrook 1 Construction Program: For information regarding NAEC's construction program, see NAEC's 1995 Form 10-K.

      B. Nuclear Performance: For information regarding the company's nuclear performance, see NAEC's 1995 Form 10-K and NAEC's Form 8-K dated January 31, 1996.

      C. Environmental Matters: For information regarding environmental matters, see NAEC's 1995 Form 10-K.

      D. Nuclear Insurance Contingencies: For information regarding nuclear insurance contingencies, see NAEC's 1995 Form 10-K.



                       NORTH ATLANTIC ENERGY CORPORATION

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


This section contains management's assessment of North Atlantic Energy Corporation's (NAEC or the company) financial condition and the principal factors having an impact on the results of operations. The company is a wholly-owned subsidiary of Northeast Utilities (NU). This discussion should be read in conjunction with NAEC's financial statements and footnotes in this Form 10-Q, the 1995 Form 10-K, the First Quarter 1996 Form 10-Q, and the Form
8-K dated January 31, 1996.

FINANCIAL CONDITION

Overview

The company's cost of service includes all of its prudently incurred Seabrook 1-related costs, including operation and maintenance expense, fuel expense, property tax expense, depreciation expense, certain overhead and other costs, and a phased-in return on its Seabrook 1 investment. The Contract established the initial recoverable investment in Seabrook 1 at $700 million (Initial Investment), plus any capital additions, net of depreciation. PSNH is unconditionally obligated to pay the company's cost of service during the period whether or not Seabrook 1 is operating and without regard to the cost of alternative sources of power. In addition, PSNH will be obligated to pay decommissioning and project cancellation costs after the termination of the operating license.

Net income was approximately $7 million for the three months ended June 30, 1996, an increase of approximately $4 million from the same period in 1995. Net Income was approximately $15 million for the six months ended June 30, 1995, an increase of approximately $4 million from the same period in 1995. The increases in net income for the three-and six-month periods were primarily due to the 1995 one-time adjustment to the deferred Seabrook 1 return balance and lower interest on long-term debt.

Nuclear Performance

Seabrook 1 operated at a capacity factor of 93% through June 1996, as compared to 94% for the same period in 1995.


Rate Matters

As of June 30, 1996, NAEC has included in rates 100% of its Seabrook 1 Initial Investment of $700 million. An additional amount of deferred Seabrook 1 return of approximately $51 million is recorded as utility plant. The deferred amounts associated with the Seabrook 1 phase-in will be recovered under the Contract with PSNH over the period December 1997 through May 2001.

Liquidity And Capital Resources

Cash provided from operations increased approximately $19 million in the first six months of 1996, from 1995, primarily due to increased cash return associated with the phase-in of additional Seabrook plant and higher funds from working capital. Cash used for investments, increased approximately $11 million in the first six months of 1996, from 1995, primarily due to lower borrowings under the NU system money pool.

All NAEC securities remain on S&P's CreditWatch. These rating actions could adversely affect the future availability and cost of funds.

NAEC has entered into interest-rate swap agreements to reduce interest-rate risk associated with its $225 million variable-rate bank note. These swap agreements are not used for trading purposes. The differential paid or received as interest rates change is recognized in income when realized. As of June 30, 1996, NAEC had outstanding swap agreements with a total notional value of approximately $225 million. The settlement amount associated with the swap agreements increased interest expense by approximately $.6 million for NAEC during the first six months of 1996. NAEC's interest-rate swap agreements effectively fix its variable-rate bank note at 7.05 percent.


RESULTS OF OPERATIONS

Comparison of the Second Quarter of 1996 with the Second Quarter of 1995


Operating revenues represent amounts billed to PSNH under the terms of the Contract and billings to PSNH for decommissioning expense. Operating revenues increased approximately $3 million primarily due to the increased return associated with the phase-in of additional Seabrook 1 plant in May 1996.

Deferred Seabrook return-other and borrowed funds increased approximately $1 million primarily due to a one-time adjustment in June 1995 to correct the deferred Seabrook return balance partially offset by the additional Seabrook investment phased into rates in May 1996.

Federal and state income taxes increased approximately $1 million primarily due to higher book taxable income.

Interest expense decreased approximately $3 million primarily due to the 1995 refinancing of its $205 million 15.23%-rate note.


Comparison of the First Six Months of 1996 with the First Six Months of 1995


Operating revenues increased approximately $5 million primarily due to the increased return associated with the phase-in of additional Seabrook 1 plant in May 1995 and May 1996.
Deferred Seabrook 1 return-other and borrowed funds decreased approximately $2 million primarily due to the additional Seabrook investment phased into rates in May 1995 and May 1996, partially offset by a one-time adjustment in June 1995 to correct the deferred Seabrook return balance.

Federal and state income taxes increased approximately $2 million primarily due to higher book taxable income.

Interest expense decreased approximately $5 million primarily due to the 1995 refinancing of its $205 million 15.23%-rate note.



                          PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

1. On May 13, 1996, the New Hampshire Supreme Court (Court) ruled in PSNH's appeal of the NHPUC's June 1995 decision that state law does not require electric utility franchises in New Hampshire to be exclusive. The Court ruled that the NHPUC can alter existing exclusive franchise orders if it is determined to be in the public good to do so. The Court expressly indicated, however, that its decision does not discuss whether such an alteration of the franchise would require compensation to the utility. The decision arose from a NHPUC proceeding initiated to address Freedom Energy Company, LLC's (Freedom) petition seeking permission from the NHPUC to operate as an electric utility in New Hampshire. The remaining issues related to Freedom's petition are still pending at the NHPUC.

     For additional information on this proceeding, see "Item 1. Business - Rates - New Hampshire Retail Rates - Electric Industry Restructuring in New Hampshire" in NAEC's 1995 Form 10-K.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of NAEC held on June 10, 1996, stockholders voted to fix the number of directors for the ensuing year at seven. The vote fixing the number of directors at seven was 1,000 shares in favor, representing 100 percent of the issued and outstanding shares of common stock of NAEC.

At the Annual Meeting, the following seven directors were elected, each by a vote of 1,000 shares in favor, to serve on the Board of Directors for the ensuing year: Robert E. Busch, Ted C. Feigenbaum, Bernard M. Fox, William T. Frain, Jr., Cheryl W. Grise, John B. Keane and Hugh C. MacKenzie.

ITEM 5.   OTHER INFORMATION

1. On July 23, 1996, the United States Court of Appeals for the District of Columbia held that the United States Department of Energy (DOE) is obligated under the Nuclear Waste Policy Act (NWPA) of 1982 to start disposing spent nuclear fuel (SNF) no later than January 31, 1998. This decision followed a request by numerous utilities, including certain NU subsidiaries, and state utility commissions to review the DOE's final interpretation declaring that it had no obligation under the NWPA or its contracts with utilities to accept SNF absent an operational repository. The decision of the DOE was vacated, and the case was remanded for further proceedings consistent with the appellate court's opinion.

     For additional information on this proceeding, see "Item 1. Business - Electric Operations - Nuclear Generation - High-Level Radioactive Waste" in NAEC's 1995 Form 10-K.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Listing of Exhibits:

         Exhibit Number       Description


                 27           Financial Data Schedule

(b)      Reports on Form 8-K:

1.   NAEC did not file any Form 8-Ks during this reporting period.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                     NORTH ATLANTIC ENERGY CORPORATION

                                                 Registrant




Date   August 13, 1996             By: /s/ Bernard M. Fox

                                           Bernard M. Fox
                                           Chairman, Chief Executive
                                           Officer and Director



Date   August 13, 1996             By: /s/ John J. Roman

                                           John J. Roman
                                           Vice President and
                                           Controller