Form 10-Q
period 1996-09-30
NORTH ATLANTIC ENERGY CORP /NH
filed 1996-11-13
CIK 880416

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549-1004

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996


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

                     Class                     Outstanding at October 31, 1996

         Common Shares, $1.00 par value                  1,000 shares



                       NORTH ATLANTIC ENERGY CORPORATION

                               TABLE OF CONTENTS



                                                              Page No.



Part I. Financial Information

    Item 1. Financial Statements

        Balance Sheets - September 30, 1996 and
        December 31, 1995                                                   2

        Statements of Income - Three Months and Nine
        Months Ended September 30, 1996 and 1995                            4

        Statements of Cash Flows - Nine Months
       Ended September 30, 1996 and 1995                                    5

        Notes to Financial Statements                                       6

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                                9

Part II.    Other Information

     Item 5.   Other Information                                           12

     Item 6.   Exhibits and Reports on Form 8-K                            12

Signatures                                                                 13





                                   PART I.  FINANCIAL INFORMATION

NORTH ATLANTIC ENERGY CORPORATION

BALANCE SHEETS
(Unaudited)

                                                              September 30,  December 31,
                                                                  1996           1995
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
ASSETS
------

Utility Plant, at original cost:
  Electric................................................   $    772,207   $    771,794

     Less: Accumulated provision for depreciation.........        116,052         99,772
                                                             -------------  -------------
                                                                  656,155        672,022
  Construction work in progress...........................          9,000          7,616
  Nuclear fuel, net.......................................         23,150         27,482
                                                             -------------  -------------
      Total net utility plant.............................        688,305        707,120
                                                             -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............         17,529         15,312
  Other, at cost..........................................            222            222
                                                             -------------  -------------
                                                                   17,751         15,534
                                                             -------------  -------------
Current Assets:
  Cash....................................................         14,135          8,313
  Special deposits........................................          4,377             71
  Notes receivable from affiliated companies..............         28,750          2,500
  Receivables from affiliated companies...................         13,860         18,692
  Materials and supplies, at average cost.................         13,274         12,269
  Prepayments and other...................................          2,739          4,157
                                                             -------------  -------------
                                                                   77,135         46,002
                                                             -------------  -------------

Deferred Charges:

  Regulatory assets:
   Deferred costs--Seabrook...............................        180,374        162,430
   Income taxes, net......................................         46,683         43,231
   Recoverable energy costs...............................          2,201          2,349
   Unamortized loss on reacquired debt....................         27,022         31,886
  Unamortized debt expense................................          4,932          5,619
  Other...................................................            119            478
                                                             -------------  -------------
                                                                  261,331        245,993
                                                             -------------  -------------
      Total Assets........................................   $  1,044,522   $  1,014,649
                                                             =============  =============

See accompanying notes to financial statements.







NORTH ATLANTIC ENERGY CORPORATION

BALANCE SHEETS
(Unaudited)

                                                              September 30,  December 31,
                                                                  1996           1995
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock--$1 par value. Authorized
   and outstanding 1,000 shares..........................    $          1   $          1
  Capital surplus, paid in................................        160,999        160,999
  Retained earnings.......................................         67,141         59,677
                                                             -------------  -------------
           Total common stockholder's equity..............        228,141        220,677
  Long-term debt..........................................        520,000        540,000
                                                             -------------  -------------
           Total capitalization...........................        748,141        760,677
                                                             -------------  -------------


Current Liabilities:
  Notes payable to affiliated company.....................            -            8,000
  Long-term debt--current portion.........................         20,000         20,000
  Accounts payable........................................          7,520          6,135
  Accounts payable to affiliated companies................          5,410            143
  Accrued interest........................................         10,136          3,452
  Accrued taxes...........................................          4,197          1,346
  Other...................................................            201            270
                                                             -------------  -------------
                                                                   47,464         39,346
                                                             -------------  -------------



Deferred Credits:
  Accumulated deferred income taxes.......................        192,556        179,135
  Deferred obligation to affiliated company...............         33,284         33,284
  Other...................................................         23,077          2,207
                                                             -------------  -------------
                                                                  248,917        214,626
                                                             -------------  -------------


Commitments and Contingencies (Note 5)<F5>



                                                             -------------  -------------
           Total Capitalization and Liabilities...........   $  1,044,522   $  1,014,649
                                                             =============  =============

See accompanying notes to financial statements.




NORTH ATLANTIC ENERGY CORPORATION
STATEMENTS OF INCOME
(Unaudited)

                                                      Three Months Ended     Nine Months Ended
                                                         September 30,         September 30,
                                                    --------------------- ---------------------
                                                       1996       1995       1996       1995
                                                    ---------- ---------- ---------- ----------
                                                              (Thousands of Dollars)

Operating Revenues................................. $  41,565  $  39,696  $ 117,335  $ 110,042
                                                    ---------- ---------- ---------- ----------
Operating Expenses:
  Operation --
     Fuel..........................................     3,912      3,450     11,108      9,577
     Other.........................................     8,516      8,529     23,993     24,467
  Maintenance......................................     2,172      2,276      5,649      5,601
  Depreciation.....................................     6,020      5,865     17,933     17,454
  Federal and state income taxes...................     3,292      2,743      9,073      7,423
  Taxes other than income taxes....................     3,014      3,038      9,079      7,999
                                                    ---------- ---------- ---------- ----------
        Total operating expenses...................    26,926     25,901     76,835     72,521
                                                    ---------- ---------- ---------- ----------
Operating Income...................................    14,639     13,795     40,500     37,521
                                                    ---------- ---------- ---------- ----------

Other Income:
  Deferred Seabrook return--other funds............     1,599      2,277      6,101      7,068
  Other, net.......................................       407        411        747      1,276
  Income taxes.....................................     2,921        407      4,480      2,755
                                                    ---------- ---------- ---------- ----------
        Other income, net..........................     4,927      3,095     11,328     11,099
                                                    ---------- ---------- ---------- ----------
        Income before interest charges.............    19,566     16,890     51,828     48,620
                                                    ---------- ---------- ---------- ----------
Interest Charges:
  Interest on long-term debt.......................    12,954     15,553     39,617     47,413
  Other interest...................................      (201)      (166)      (410)      (403)
  Deferred Seabrook return--borrowed funds.........    (3,105)    (5,411)   (11,843)   (16,085)
                                                    ---------- ---------- ---------- ----------
        Interest charges, net......................     9,648      9,976     27,364     30,925
                                                    ---------- ---------- ---------- ----------

Net Income......................................... $   9,918  $   6,914  $  24,464  $  17,695
                                                    ========== ========== ========== ==========

See accompanying notes to financial statements.




NORTH ATLANTIC ENERGY CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                             -----------------------
                                                                 1996        1995
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Net Income................................................ $   24,464  $   17,695
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................     17,933      17,454
    Deferred income taxes and investment tax credits, net...      9,969      23,980
    Deferred return - Seabrook..............................    (17,944)    (23,153)
    Sale of Seabrook 2 steam generator......................     20,870        -
    Other sources of cash...................................     15,136       8,403
    Other uses of cash......................................       (425)     (1,023)
  Changes in working capital:
    Receivables.............................................      4,832         698
    Materials and supplies..................................     (1,005)     (1,421)
    Accounts payable........................................      6,652      (3,843)
    Accrued taxes...........................................      2,851       2,215
    Other working capital (excludes cash)...................      3,727      (9,664)
                                                             ----------- -----------
Net cash flows from operating activities....................     87,060      31,341
                                                             ----------- -----------

Financing Activities:
  Net decrease in short-term debt...........................     (8,000)       -
  Reacquisitions and retirements of long-term debt..........    (20,000)    (20,000)
  Cash dividends on common stock............................    (17,000)    (18,000)
                                                             ----------- -----------
Net cash flows used for financing activities................    (45,000)    (38,000)
                                                             ----------- -----------

Investment Activities:
  Investment in plant:
    Electric utility plant..................................     (3,025)     (3,830)
    Nuclear fuel............................................     (4,153)     (5,079)
                                                             ----------- -----------
  Net cash flows used for investments in plant..............     (7,178)     (8,909)
  NU System Money Pool......................................    (26,250)     26,500
  Investments in nuclear decommissioning trusts.............     (2,810)     (2,826)
                                                             ----------- -----------
Net cash flows (used for) from investments..................    (36,238)     14,765
                                                             ----------- -----------
Net Increase In Cash For The Period.........................      5,822       8,106

Cash - beginning of period..................................      8,313       2,508
                                                             ----------- -----------
Cash - end of period........................................ $   14,135  $   10,614
                                                             =========== ===========

See accompanying notes to financial statements.





                       NORTH ATLANTIC ENERGY CORPORATION

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   Presentation

          The accompanying unaudited financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this Form 10-Q, the Annual Report of North Atlantic Energy Corporation (the company or
          NAEC) on Form 10-K for the year ended December 31, 1995 (1995 Form 10-K), the company's Form 10-Qs for the quarters ended March 31, 1996 and June 30, 1996, and the company's Form 8-Ks dated January 31, 1996 and September 3, 1996. In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1996, the results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995, and the statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. All adjustments are of a normal, recurring, nature. The results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results expected for a full year.

          Certain reclassifications of prior period data have been made to conform with the current period presentation.

          Northeast Utilities (NU) is the parent company of the Northeast Utilities system (the system). The system furnishes retail electric service in Connecticut, New Hampshire, and western Massachusetts through four wholly owned subsidiaries, The Connecticut Light and Power Company (CL&P), Public Service Company of New Hampshire (PSNH), Western Massachusetts Electric Company (WMECO), and Holyoke Water Power Company. NAEC, a wholly owned subsidiary, sells all of its entitlement to the capacity and output of the Seabrook nuclear power plant to PSNH. In addition to its retail electric service, the system furnishes firm and other wholesale electric services to various municipalities and other utilities. The system serves about 30 percent of New England's electric needs and is one of the 20 largest electric utility systems in the country as measured by revenues.

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

2.   NEW ACCOUNTING STANDARD

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which establishes accounting standards for evaluating and recording asset impairment. The company adopted SFAS 121 as of January 1, 1996. SFAS 121 requires the evaluation of long-lived assets for impairment when certain events occur or when conditions exist that indicate the carrying amounts of assets may not be recoverable.

     Based on the current regulatory environment in the system's service areas, as of September 30, 1996, SFAS 121 did not have a material impact on the company's financial position or results of operations. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in the electric utility industry or if the cost-of-service based regulatory structure were to change. For further information, see NAEC's Form 8-K dated September 3, 1996, NAEC's Form 10-Qs for the quarters ended March 31, 1996 and June 30, 1996, and NAEC's 1995 Form 10-K.

3.   NUCLEAR DECOMMISSIONING

     For information regarding nuclear decommissioning, see the company's Form 10-Q for the quarter ended March 31, 1996 and the company's 1995 Form 10-K.

4.   DERIVATIVE FINANCIAL INSTRUMENTS

     Interest Rate Swaps: As of September 30, 1996, NAEC had outstanding interest-rate swap agreements with a total notional value of approximately $225 million and a positive mark-to-market position of approximately $3.9 million.

     These swap agreements have been made with various financial institutions, each of which is rated "BBB+" or better by Standard & Poor's rating group. NAEC is exposed to credit risk on its interest-rate swaps if the counterparties fail to perform their obligations. However, NAEC anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. For further information on derivative financial instruments see the MD&A in this Form 10-Q, NAEC's Form 10-Qs for the quarters ended March 31, 1996 and June 30, 1996, and NAEC's 1995 Form 10-K.

5.   COMMITMENTS AND CONTINGENCIES

      A. Seabrook 1 Construction Program: For information regarding NAEC's construction program, see NAEC's 1995 Form 10-K.

      B. Nuclear Performance: For information regarding the company's nuclear performance, see NAEC's 1995 Form 10-K and NAEC's Form 8-K dated January 31, 1996. For information regarding NU's nuclear management reorganization, see NAEC's Form 8-K dated September 3, 1996.

      C. Environmental Matters: For information regarding environ-mental matters, see NAEC's 1995 Form 10-K.

      D. Nuclear Insurance Contingencies: For information regarding nuclear insurance contingencies, see NAEC's 1995 Form 10-K.









                       NORTH ATLANTIC ENERGY CORPORATION

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


This section contains management's assessment of North Atlantic Energy Corporation's (NAEC or the company) financial condition and the principal factors having an impact on the results of operations. The company is a wholly-owned subsidiary of Northeast Utilities (NU). This discussion should be read in conjunction with NAEC's financial statements and footnotes in this Form 10-Q, the 1995 Form 10-K, the First and Second Quarter 1996 Form 10-Qs, and the Form 8-Ks dated January 31, 1996 and September 3, 1996.

FINANCIAL CONDITION

Overview

Under the Seabrook Power Contract (the Contract), PSNH (Public Service Company of New Hampshire) is unconditionally obligated to pay the company's cost of service for a period equal to the length of the Nuclear Regulatory Commission
(NRC) full-power operating license for Seabrook (through 2026) whether or not Seabrook 1 is operating and without regard to the cost of alternative sources of power. In addition, PSNH will be obligated to pay decommissioning and project cancellation costs after the termination of the operating license.

Net income was approximately $10 million for the three months ended September 30, 1996, an increase of approximately $3 million from the same period in 1995. Net income was approximately $24 million for the nine months ended September 30, 1996, an increase of approximately $7 million from the same period in 1995. The increase in net income for the three-and-nine month periods was due to deferred tax benefits associated with the proceeds from the sale of the Seabrook Unit 2 steam generators that are being applied to the dismantlement of Seabrook Unit 2. In addition, net income for the nine-month period increased due to a 1995 one-time adjustment to the deferred Seabrook 1 return balance.

Nuclear Performance

NAEC has a 35.98-percent ownership interest in the Seabrook nuclear power plant (Seabrook) which is operated by North Atlantic Energy Service Corporation (NAESCO), a wholly-owned subsidiary of NU.

Seabrook operated at a capacity factor of 95.7 percent through September 1996, as compared to 92.8 percent for the same period in 1995.

On October 9, 1996, the NRC issued a request for information concerning all nuclear plants in the United States, except the three Millstone units, which had previously received such requests. Such information will be used to verify that these facilities are being operated and maintained in accordance with NRC regulations and their specific licenses. The NRC has indicated that the information, which must be submitted within 120 days of the date of the request, will be used to determine whether future inspection or enforcement activities are warranted for any plant. NAESCO is currently preparing its response to the NRC's request, with respect to Seabrook. Seabrook's operations were not restricted by the request. The NRC's April 1996 inspection found Seabrook to be a well-operated facility and found no major safety issues or weaknesses and noted that it would reduce its future inspections in a number of areas as a result of its findings.

Liquidity And Capital Resources

Cash provided from operations increased approximately $56 million in the first nine months of 1996, from 1995, primarily due to the deferred tax benefits associated with the sale of the Seabrook Unit 2 steam generators that are being applied to the dismantlement of Seabrook Unit 2, increased cash return associated with the phase-in of additional Seabrook plant, and higher funds from working capital. Cash used for financing activities increased approximately $7 million primarily due to higher repayment of short-term debt. Cash used for investments, increased approximately $51 million in the first nine months of 1996, from 1995, primarily due to lower investment of cash in the NU system Money Pool.

All NAEC securities remain on Standard & Poor's Rating Group CreditWatch.

NAEC has entered into interest-rate swap agreements to reduce interest-rate risk associated with its $225 million variable-rate bank note. These swaps are not used for trading purposes. The differential paid or received as interest rates change is recognized in income when realized. As of September 30, 1996, NAEC had outstanding swap agreements with a total notional value of approximately $225 million. The settlement amount associated with the swap agreements increased interest expense by approximately $0.8 million for NAEC during the first nine months of 1996. NAEC's interest-rate swap agreements effectively fix its variable-rate bank note at 7.05 percent.


RESULTS OF OPERATIONS

                                               Income Statement Variances
Millions of Dollars                               Increase/(Decrease)

                                    Third                   Year-
                                   Quarter     Percent     to-Date       Percent


Operating revenues                     $2          5%         $ 7           7%

Federal and state income taxes         (2)       (84)           0           0
Deferred return-Seabrook               (3)       (39)          (5)        (22)
Interest on long-term debt             (3)       (17)          (8)        (16)
Net income                              3         43            7          38




Comparison of the Third Quarter of 1996 with the Third Quarter of 1995


Operating revenues represent amounts billed to PSNH under the terms of the Contract and billings to PSNH for decommissioning expense. Operating revenues increased approximately $2 million primarily due to the increased return associated with the phase-in of additional Seabrook 1 plant in May 1995 and May 1996.

Deferred return-Seabrook decreased approximately $3 million primarily due to the additional Seabrook investment phased into rates in May 1995 and May 1996.

Federal and state income taxes decreased approximately $2 million primarily due to a 1996 deferred tax benefit associated with the proceeds from the sale of the Seabrook Unit 2 steam generators.

Interest on long-term debt decreased approximately $3 million primarily due to the 1995 refinancing of its $205 million 15.23-percent-rate note.


Comparison of the First Nine Months of 1996 with the First Nine
Months of 1995


Operating revenues increased approximately $7 million primarily due to the increased return associated with the phase-in of additional Seabrook 1 plant in May 1995 and May 1996 and higher operating expenses.

Deferred return-Seabrook decreased approximately $5 million primarily due to the additional Seabrook investment phased into rates in May 1995 and May 1996, partially offset by a one-time adjustment in June 1995 to the deferred Seabrook return balance.

Interest on long-term debt decreased approximately $8 million primarily due to the 1995 refinancing of its $205 million 15.23-percent-rate note.







                          PART II.  OTHER INFORMATION


ITEM 5.   OTHER INFORMATION

1. The NRC's Office of Investigations (OI) has been examining various matters at Millstone and CY, including but not limited to procedural and technical compliance matters and employee concerns. One of these matters has been referred, and others may be referred, to the Office of the U. S. Attorney for the District of Connecticut (U. S. Attorney) for possible criminal prosecution. The referred matter concerns full core off-load procedures and related matters at Millstone. The U. S. Attorney is also reviewing possible criminal violations arising out of certain of NU's other activities at Millstone and CY, including the 1996 nuclear workforce reduction.

     The U. S. Attorney, together with the U. S. Environmental Protection Agency and the Connecticut Attorney General, is also investigating possible criminal violations of federal and state environmental laws at certain NU facilities, including Millstone.

     Management does not believe that any system company or officer has engaged in conduct that would warrant a federal criminal prosecution. NU intends to fully cooperate with the OI and the U.S. Attorney in their ongoing investigations.

     For more information regarding the full core off-load matter, see "Part II. Other Information" in NAEC's Form 10-Q for the quarter ended March 31, 1996. For more information regarding NU's 1996 nuclear workforce reduction and the NRC's review thereof, see NAEC's 1995 Form 10-K.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Listing of Exhibits:

         Exhibit Number       Description


                 27               Financial Data Schedule

(b)      Reports on Form 8-K:

1.   NAEC filed a Form 8-K dated September 3, 1996 disclosing that:

      * NU appointed Bruce Kenyon as President and CEO of NU's nuclear operations and Mr. Kenyon is in the process of implementing a nuclear management reorganization.

      * The NHPUC has issued a preliminary plan to restructure the state's electric industry, including PSNH.

      *   PSNH has notified the State of New Hampshire that the state is in
          breach of its obligations      under the Rate Agreement.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                     NORTH ATLANTIC ENERGY CORPORATION

                                                 Registrant




Date   November 12, 1996           By: /s/ Bernard M. Fox

                                           Bernard M. Fox
                                           Chairman and Director




Date   November 12, 1996           By: /s/ John J. Roman

                                           John J. Roman
                                           Vice President and
                                           Controller