Form 10-Q
period 1997-03-31
NORTH ATLANTIC ENERGY CORP /NH
filed 1997-05-14
CIK 880416

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549-1004

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997


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

                     Class                        Outstanding at April 30, 1997
         Common Shares, $1.00 par value                1,000 shares



                       NORTH ATLANTIC ENERGY CORPORATION

                               TABLE OF CONTENTS



                                                              Page No.



Part I. Financial Information

    Item 1. Financial Statements

        Balance Sheets - March 31, 1997 and
        December 31, 1996                                         2

        Statements of Income - Three Months
        Ended March 31, 1997 and 1996                             4

        Statements of Cash Flows - Three Months
        Ended March 31, 1997 and 1996                             5

        Notes to Financial Statements                             6

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                      9

Part II.    Other Information

     Item 6.   Exhibits and Reports on Form 8-K                  12

Signatures                                                       13







                                   PART I.  FINANCIAL INFORMATION

NORTH ATLANTIC ENERGY CORPORATION

BALANCE SHEETS
(Unaudited)

                                                               March 31,     December 31,
                                                                  1997           1996
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
ASSETS
------

Utility Plant, at original cost:
  Electric................................................   $    775,280   $    775,794

     Less: Accumulated provision for depreciation.........        129,297        124,530
                                                             -------------  -------------
                                                                  645,983        651,264
  Construction work in progress...........................          9,965          8,887
  Nuclear fuel, net.......................................         33,205         31,765
                                                             -------------  -------------
      Total net utility plant.............................        689,153        691,916
                                                             -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............         20,826         19,744
                                                             -------------  -------------

Current Assets:
  Cash....................................................            148            299
  Special deposits........................................          4,686          7,039
  Receivables from affiliated companies...................         14,370         16,422
  Materials and supplies, at average cost.................         13,679         13,093
  Prepayments and other...................................          2,086          4,302
                                                             -------------  -------------
                                                                   34,969         41,155
                                                             -------------  -------------
Deferred Charges:
  Regulatory assets:
   Deferred costs--Seabrook...............................        190,094        185,078
   Income taxes, net......................................         47,185         47,185
   Recoverable energy costs...............................          2,166          2,217
   Other regulatory assets................................         23,808         25,401
  Unamortized debt expense................................          4,421          4,692
                                                             -------------  -------------
                                                                  267,674        264,573
                                                             -------------  -------------




      Total Assets........................................   $  1,012,622   $  1,017,388
                                                             =============  =============


See accompanying notes to financial statements.








NORTH ATLANTIC ENERGY CORPORATION

BALANCE SHEETS
(Unaudited)

                                                               March 31,     December 31,
                                                                  1997           1996
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock--$1 par value. Authorized
   and outstanding 1,000 shares..........................    $          1   $          1
  Capital surplus, paid in................................        160,999        160,999
  Retained earnings.......................................         35,989         53,749
                                                             -------------  -------------
           Total common stockholder's equity..............        196,989        214,749
  Long-term debt..........................................        495,000        495,000
                                                             -------------  -------------
           Total capitalization...........................        691,989        709,749
                                                             -------------  -------------


Current Liabilities:
  Notes payable to affiliated company.....................         20,750          2,500
  Long-term debt--current portion.........................         20,000         20,000
  Accounts payable........................................          4,496         20,714
  Accounts payable to affiliated companies................          5,052          5,073
  Accrued interest........................................         10,015          2,888
  Accrued taxes...........................................          1,365          3,486
  Other...................................................            344            271
                                                             -------------  -------------
                                                                   62,022         54,932
                                                             -------------  -------------

Deferred Credits:
  Accumulated deferred income taxes.......................        202,538        196,650
  Deferred obligation to affiliated company...............         33,284         33,284
  Other...................................................         22,789         22,773
                                                             -------------  -------------
                                                                  258,611        252,707
                                                             -------------  -------------


Commitments and Contingencies (Note 3)



                                                             -------------  -------------
           Total Capitalization and Liabilities...........   $  1,012,622   $  1,017,388
                                                             =============  =============


See accompanying notes to financial statements.






NORTH ATLANTIC ENERGY CORPORATION
STATEMENTS OF INCOME
(Unaudited)

                                                                Three Months Ended
                                                                  March 31,
                                                           --------------------------
                                                               1997           1996
                                                           -----------    -----------
                                                             (Thousands of Dollars)

Operating Revenues....................................     $   41,976     $   36,663
                                                           -----------    -----------
Operating Expenses:
  Operation --
     Fuel.............................................          3,828          3,326
     Other............................................          7,890          7,849
  Maintenance.........................................          2,933          1,649
  Depreciation........................................          6,357          6,071
  Federal and state income taxes......................          3,245          2,663
  Taxes other than income taxes.......................          3,317          3,030
                                                           -----------    -----------
        Total operating expenses......................         27,570         24,588
                                                           -----------    -----------
Operating Income......................................         14,406         12,075
                                                           -----------    -----------

Other Income:
  Deferred Seabrook return--other funds...............          1,741          2,577
  Other, net..........................................            116            102
  Income taxes........................................            154            755
                                                           -----------    -----------
        Other income, net.............................          2,011          3,434
                                                           -----------    -----------
        Income before interest charges................         16,417         15,509
                                                           -----------    -----------
Interest Charges:
  Interest on long-term debt..........................         12,527         13,407
  Other interest......................................            (75)           (87)
  Deferred Seabrook return--borrowed funds............         (3,275)        (5,001)
                                                           -----------    -----------
        Interest charges, net.........................          9,177          8,319
                                                           -----------    -----------

Net Income............................................     $    7,240     $    7,190
                                                           ===========    ===========

See accompanying notes to financial statements.







NORTH ATLANTIC ENERGY CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                             -----------------------
                                                                 1997        1996
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Net Income................................................ $    7,240  $    7,190
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................      6,357       6,071
    Deferred income taxes and investment tax credits, net...      5,888       6,701
    Deferred return - Seabrook..............................     (5,016)     (7,578)
    Other sources of cash...................................      4,985       4,762
    Other uses of cash......................................       (454)       -
  Changes in working capital:
    Receivables.............................................      2,052      (9,225)
    Materials and supplies..................................       (586)       (341)
    Accounts payable........................................    (16,239)     (1,470)
    Accrued taxes...........................................     (2,121)       (511)
    Other working capital (excludes cash)...................     11,769       5,707
                                                             ----------- -----------
Net cash flows from operating activities....................     13,875      11,306
                                                             ----------- -----------

Financing Activities:
  Net increase (decrease) in short-term debt................     18,250      (8,000)

  Cash dividends on common stock............................    (25,000)     (5,500)
                                                             ----------- -----------
Net cash flows used for financing activities................     (6,750)    (13,500)
                                                             ----------- -----------

Investment Activities:
  Investment in plant:
    Electric utility plant..................................     (1,700)       (738)
    Nuclear fuel............................................     (4,364)       (390)
                                                             ----------- -----------
  Net cash flows used for investments in plant..............     (6,064)     (1,128)
  NU System Money Pool......................................       -         (4,000)
  Investments in nuclear decommissioning trusts.............     (1,212)       (991)
                                                             ----------- -----------
Net cash flows used for investments.........................     (7,276)     (6,119)
                                                             ----------- -----------
Net Decrease In Cash For The Period.........................       (151)     (8,313)

Cash - beginning of period..................................        299       8,313
                                                             ----------- -----------
Cash - end of period........................................ $      148  $     -
                                                             =========== ===========


See accompanying notes to financial statements.






                       NORTH ATLANTIC ENERGY CORPORATION

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   Presentation

          The accompanying unaudited financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this Form 10-Q, the Annual Report of North Atlantic Energy Corporation (the company or
          NAEC) on Form 10-K for the year ended December 31, 1996 (1996 Form 10-K), and the company's Form 8-K dated March 19, 1997. In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1997, the results of operations for the three-month periods ended March 31, 1997 and 1996, and the statements of cash flows for the three-month periods ended March 31, 1997 and 1996. All adjustments are of a normal, recurring, nature. The results of operations for the three-month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results expected for a full year.

          Northeast Utilities (NU) is the parent company of the Northeast Utilities system (the system). The system furnishes franchised retail electric service in Connecticut, New Hampshire, and western Massachusetts through four wholly-owned subsidiaries: The Connecticut Light and Power Company (CL&P), Public Service Company of New Hampshire (PSNH), Western Massachusetts Electric Company (WMECO), and Holyoke Water Power Company. NAEC, a wholly owned subsidiary, sells all of its entitlement to the capacity and output of the Seabrook nuclear power plant to PSNH. In addition to its franchised retail service, the system furnishes firm and other wholesale electric services to various municipalities and other utilities and, on a pilot basis pursuant to state regulatory experiments, provides off-system retail electric service. The system serves about 30 percent of New England's electric needs and is one of the 20 largest electric utility systems in the country as measured by revenues.

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

     B.   New Accounting Standards

               The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 129, "Disclosure of Information about Capital Structure" in February 1997. SFAS 129 will be effective for 1997 year-end reporting. Management believes that the implementation of SFAS 129 will not have a material impact on NAEC's financial position or its results of operations.

          For information regarding the adoption of a new accounting standard, See Note 3A, "Commitments and Contingencies - Environmental Matters" in this Form 10-Q and NAEC's 1996 Form 10-K.


          C.   Regulatory Accounting and Assets

          The accounting policies of NAEC and the accompanying financial statements conform to generally accepted accounting principles applicable to rate regulated enterprises and reflect the effects of SFAS 71, "Accounting for the Effects of Certain Types of Regulation." Recently, the Securities and Exchange Commission (SEC) has questioned the ability of certain utilities to remain on SFAS 71 in light of state legislation regarding the transition to retail competition. The industry expects guidance on this issue from FASB's Emerging Issues Task Force in the near future.

          While there are restructuring initiatives pending in the NU system companies' jurisdictions, NAEC and PSNH are not yet subject to transition plans. Management continues to believe that its use of SFAS 71 accounting is appropriate.

          For additional information regarding regulatory accounting and assets, see Note 5, "New Hampshire Restructuring" in this Form 10-Q and NAEC's 1996 Form 10-K.

2.   INTEREST RATE MANAGEMENT

     As of March 31, 1997, NAEC had outstanding interest rate management agreements with a total notional value of approximately $200 million with a positive mark-to-market position of approximately $4.6 million.

     The interest rate management agreements have been made with various financial institutions, each of which is rated "BBB+" or better by Standard & Poor's ratings group. NAEC is exposed to credit risk on interest rate management instruments if the counterparties fail to perform their obligations. However, management anticipates that the counterparties will be able to satisfy their obligations under the agreements fully.
     For further information on interest rate management instruments, see the MD&A in this Form 10-Q and NAEC's 1996 Form 10-K.

3.   COMMITMENTS AND CONTINGENCIES

      A.  Environmental Matters

          In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" (SOP). The principal objective of the SOP is to improve the manner in which existing authoritative accounting literature is applied by entities to specific situations of recognizing, measuring, and disclosing environmental remediation liabilities. The SOP became effective January 1, 1997. The adoption of the SOP did not have a material impact on NAEC's financial position or its results of operations.

          For further information regarding environmental matters, see NAEC's 1996 Form 10-K.

      B.  Nuclear Insurance Contingencies

          For information regarding nuclear insurance contingencies, see NAEC's 1996 Form 10-K.

      C.  Seabrook 1 Construction Program

          For information regarding NAEC's construction program, see NAEC's 1996 Form 10-K.

4.   NUCLEAR PERFORMANCE

     For information regarding nuclear performance, see NAEC's 1996 Form 10-K.

5.    NEW HAMPSHIRE RESTRUCTURING

     On March 19, 1997, the New Hampshire Public Utilities Commission (NHPUC) issued a stay of its February 28, 1997 restructuring orders (Restructuring Orders) pending conclusion of rehearings on portions of the Restructuring Orders. On April 28, 1997, the United States District Court for Rhode Island (the Court), sitting for the District Court for New Hampshire, determined that it would not abstain from deciding PSNH's and affiliates' challenge to the NHPUC decision. The Court is scheduled to begin hearings on the merits of the case in June.

     For further information regarding New Hampshire restructuring, see NAEC's Form 8-K dated March 19, 1997 and NAEC's 1996 Form 10-K.



                  North Atlantic Energy Corporation

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


This section contains management's assessment of NAEC's (the company) financial condition and the principal factors having an impact on the results of operations. The company is a wholly-owned subsidiary of Northeast Utilities
(NU). This discussion should be read in conjunction with the company's financial statements and footnotes in this Form 10-Q, the 1996 Form 10-K and the Form 8-K dated March 19, 1997.


FINANCIAL CONDITION

Earnings Overview

Under the Seabrook Power Contract (the Contract), Public Service Company of New Hampshire (PSNH) is unconditionally obligated to pay the company's cost of service for a period equal to the length of the Nuclear Regulatory Commission
(NRC) full-power operating license for Seabrook (through 2026) whether or not Seabrook 1 is operating and without regard to the cost of alternative sources of power. In addition, PSNH will be obligated to pay decommissioning and project cancellation costs after the termination of the operating license.

NAEC had net income of approximately $7 million in the first quarter of 1997, unchanged from the same period in 1996.

Nuclear Performance

Seabrook operated at a capacity factor of 100.3 percent through for the first quarter of 1997, compared to 86.7 percent for the same period in 1996. As of May 9, 1997, Seabrook had operated for 463 consecutive days. On May 10, 1997, the plant began a scheduled 49-day refueling outage.

For information on the Millstone outages, see NAEC's 1996 Form 10-K.

Liquidity and Capital Resources

Cash provided from operations increased by approximately $3 million in 1997, primarily due to increased cash return associated with the phase-in of additional Seabrook 1 plant. Cash used for financing activities decreased by approximately $7 million in 1997, primarily due to the utilization of the NU system money pool in 1997, partially offset by higher cash dividends on common stock. Cash used for investments increased by approximately $1 million in 1997, primarily due to higher 1997 nuclear fuel expenditures.

All NU system securities are currently rated below investment grade by Moody's. Moody's is no longer reviewing The Connecticut Light and Power Company and Western Massachusetts Electric Company for further downgrades, however, NU, PSNH and NAEC remain under review. This action will adversely affect the availability and cost of funds for the NU system companies.

Each major company in the NU system finances its own needs. Neither The Connecticut Light and Power Company (CL&P) nor Western Massachusetts Electric Company (WMECO) have any agreements containing cross defaults based on events or occurrences involving NU, PSNH or NAEC. Similarly, neither PSNH nor NAEC have any agreements containing cross defaults based on events or occurrences involving NU, CL&P or WMECO. Nevertheless, it is possible that investors will take negative operating results or regulatory developments at one company in the NU system into account when evaluating other companies in the NU system. That could, as a practical matter and despite the contractual and legal separations among the NU companies, negatively affect each company's access to the financial markets.

Restructuring

On March 19, 1997, the New Hampshire Public Utilities Commission (NHPUC) issued a stay of its February 28, 1997 restructuring orders (Restructuring Orders) pending conclusion of rehearings on portions of the Restructuring Orders. On April 28, 1997, the United States District Court for Rhode Island (the Court), sitting for the District Court of New Hampshire, determined that it would not abstain from deciding PSNH's and affiliates' challenge of the NHPUC's Restructuring Orders. The Court is scheduled to begin hearings on the merits of the case in June.

For further information on New Hampshire restructuring issues, see NAEC's 1996 Form 10-K and Form 8-K dated March 19, 1997.

Potential Accounting Impacts

NAEC follows accounting principles in accordance with the Statement of Financial Accounting Standards (SFAS) 71 "Accounting for the Effects of Certain Types of Regulation," which allows the economic effects of rate regulation to be reflected. Recently, the Securities and Exchange Commission has questioned the ability of certain utilities to remain on SFAS 71 in light of state legislation regarding the transition to retail competition. The industry expects guidance on this issue from the Financial Accounting Standards Board's Emerging Issues Task Force in the near future. NAEC is not yet subject to transition plans. Management continues to believe that the application of SFAS 71 accounting is appropriate.

Risk Management Instruments

NAEC uses interest-rate management instruments to reduce interest rate risk associated with its $200 million variable rate bank note. NAEC's interest rate management instruments effectively fix its variable rate bank note at 7.82 percent.

These instruments are not used for trading purposes. The differential paid or received as interest rates change is recognized in income when realized.
As of March 31, 1997, NAEC had outstanding interest rate management instruments with a total notional value of approximately $200 million. The settlement amounts associated with the instruments increased interest expense by approximately $0.2 million for the first quarter of 1997. For further information on risk management instruments, see the Notes to Financial Statements, Note 2, in this Form 10-Q.

RESULTS OF OPERATIONS

Comparison of the First Quarter of 1997 to the First Quarter of 1996


                                                 Income Statement Variances
                                                     Increase/(Decrease)
                                           Millions of Dollars

                                                     Amount            Percent


Operating revenues                                     $5                14%

Fuel expenses                                           1                15
Maintenance                                             1                78
Federal and state income taxes                          1                62
Deferred Seabrook return (other
  and borrowed funds)                                  (3)              (34)
Interest on long-term debt                             (1)               (7)

Net income                                             -               -



Operating revenues represent amounts billed to PSNH under the terms of the Power Contracts and billings to PSNH for decommissioning expense.

Operating revenues increased in the first quarter of 1997, primarily due to the increased return associated with the phase-in of the final 15 percent of Seabrook plant's Initial Investment in May, 1996 and higher operating expenses.

Fuel expenses increased in 1997, primarily due to higher Seabrook capacity factors.

Maintenance expenses increased in 1997, primarily due to higher costs in preparation for the scheduled refueling and maintenance outage in May 1997.

Federal and state income taxes increased in 1997, primarily due higher book taxable income.

Deferred Seabrook return decreased in 1997, primarily due to the final phase-in of Seabrook investment into rates in May, 1996.

Interest on long-term debt decreased in 1997 primarily due to the redemption of first mortgage bonds and variable rate notes in 1996.



                        PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Listing of Exhibits:

         Exhibit Number       Description


                 27          Financial Data Schedule

(b)      Report on Form 8-K:

1.   NAEC filed a Form 8-K dated March 19, 1997 disclosing that:

      * On March 19, 1997, the NHPUC issued a stay on its February 28, 1997 restructuring orders pending conclusions of a rehearing.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                     NORTH ATLANTIC ENERGY CORPORATION

                                                 Registrant




Date    May 9,1997         By:  /s/ John H. Forsgren

                                    John H. Forsgren
                                    Executive Vice President and
                                    Chief Financial Officer





Date    May 9, 1997        By:  /s/ John J. Roman

                                    John J. Roman
                                    Vice President and Controller