Form 10-Q
period 1997-06-30
NORTH ATLANTIC ENERGY CORP /NH
filed 1997-08-14
CIK 880416

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549-1004

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997


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

                     Class                         Outstanding at July 31, 1997

         Common Shares, $1.00 par value                   1,000 shares





                       NORTH ATLANTIC ENERGY CORPORATION

                               TABLE OF CONTENTS



                                                              Page No.



Part I. Financial Information

    Item 1. Financial Statements

        Balance Sheets - June 30, 1997 and
        December 31, 1996                                       2

        Statements of Income - Three Months and
        Six Months Ended June 30, 1997 and 1996                 4

        Statements of Cash Flows - Six Months
       Ended June 30, 1997 and 1996                             5

        Notes to Financial Statements                           6

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                   10

Part II.    Other Information

     Item 4.   Submission of Matters to a Vote
               of Security Holders                             14

     Item 6.   Exhibits and Reports on Form 8-K                14

Signatures                                                     15



                                   PART I.  FINANCIAL INFORMATION

NORTH ATLANTIC ENERGY CORPORATION

BALANCE SHEETS
(Unaudited)

                                                                June 30,     December 31,
                                                                  1997           1996
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
ASSETS
------

Utility Plant, at original cost:
  Electric................................................   $    780,596   $    775,794

     Less: Accumulated provision for depreciation.........        135,081        124,530
                                                             -------------  -------------
                                                                  645,515        651,264
  Construction work in progress...........................          7,996          8,887
  Nuclear fuel, net.......................................         32,948         31,765
                                                             -------------  -------------
      Total net utility plant.............................        686,459        691,916
                                                             -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............         22,373         19,744
                                                             -------------  -------------
                                                                   22,373         19,744
                                                             -------------  -------------
Current Assets:
  Cash....................................................           -               299
  Special deposits........................................          1,016          7,039
  Receivables from affiliated companies...................         18,035         16,422
  Taxes receivable........................................          2,556           -
  Materials and supplies, at average cost.................         13,360         13,093
  Prepayments and other...................................          5,460          4,302
                                                             -------------  -------------
                                                                   40,427         41,155
                                                             -------------  -------------
Deferred Charges:
  Regulatory assets:
   Deferred costs--Seabrook...............................        195,266        185,078
   Income taxes, net......................................         47,185         47,185
   Recoverable energy costs...............................          2,115          2,217
   Other regulatory assets................................         22,185         25,401
  Unamortized debt expense................................          4,181          4,692
                                                             -------------  -------------
                                                                  270,932        264,573
                                                             -------------  -------------
      Total Assets........................................   $  1,020,191   $  1,017,388
                                                             =============  =============




See accompanying notes to financial statements.






NORTH ATLANTIC ENERGY CORPORATION

BALANCE SHEETS
(Unaudited)

                                                                June 30,     December 31,
                                                                  1997           1996
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock--$1 par value. Authorized
   and outstanding 1,000 shares..........................    $          1   $          1
  Capital surplus, paid in................................        160,999        160,999
  Retained earnings.......................................         42,947         53,749
                                                             -------------  -------------
           Total common stockholder's equity..............        203,947        214,749
  Long-term debt..........................................        475,000        495,000
                                                             -------------  -------------
           Total capitalization...........................        678,947        709,749
                                                             -------------  -------------


Current Liabilities:
  Notes payable to affiliated company.....................         38,400          2,500
  Long-term debt--current portion.........................         20,000         20,000
  Accounts payable........................................          9,798         20,714
  Accounts payable to affiliated companies................          5,063          5,073
  Accrued interest........................................          3,155          2,888
  Accrued taxes...........................................            315          3,486
  Other...................................................            420            271
                                                             -------------  -------------
                                                                   77,151         54,932
                                                             -------------  -------------

Deferred Credits:
  Accumulated deferred income taxes.......................        208,019        196,650
  Deferred obligation to affiliated company...............         33,283         33,284
  Other...................................................         22,791         22,773
                                                             -------------  -------------
                                                                  264,093        252,707
                                                             -------------  -------------


Commitments and Contingencies (Note 4)



                                                             -------------  -------------
           Total Capitalization and Liabilities...........   $  1,020,191   $  1,017,388
                                                             =============  =============


See accompanying notes to financial statements.




NORTH ATLANTIC ENERGY CORPORATION
STATEMENTS OF INCOME
(Unaudited)

                                                      Three Months Ended     Six Months Ended
                                                           June 30,              June 30,
                                                    --------------------- ---------------------
                                                       1997       1996       1997       1996
                                                    ---------- ---------- ---------- ----------
                                                              (Thousands of Dollars)

Operating Revenues................................. $  50,128  $  39,107  $  92,104  $  75,770
                                                    ---------- ---------- ---------- ----------
Operating Expenses:
  Operation --
     Fuel..........................................     1,697      3,870      5,525      7,196
     Other.........................................    10,844      7,628     18,734     15,477
  Maintenance......................................    10,723      1,828     13,656      3,477
  Depreciation.....................................     6,156      5,842     12,513     11,913
  Federal and state income taxes...................     3,272      3,118      6,517      5,781
  Taxes other than income taxes....................     3,253      3,035      6,570      6,065
                                                    ---------- ---------- ---------- ----------
        Total operating expenses...................    35,945     25,321     63,515     49,909
                                                    ---------- ---------- ---------- ----------
Operating Income...................................    14,183     13,786     28,589     25,861
                                                    ---------- ---------- ---------- ----------

Other Income:
  Deferred Seabrook return--other funds............     1,812      1,925      3,553      4,502
  Other, net.......................................        20        238        136        340
  Income taxes.....................................       716        804        870      1,559
                                                    ---------- ---------- ---------- ----------
        Other income, net..........................     2,548      2,967      4,559      6,401
                                                    ---------- ---------- ---------- ----------
        Income before interest charges.............    16,731     16,753     33,148     32,262
                                                    ---------- ---------- ---------- ----------
Interest Charges:
  Interest on long-term debt.......................    12,876     13,256     25,403     26,663
  Other interest...................................       257       (122)       182       (209)
  Deferred Seabrook return--borrowed funds.........    (3,360)    (3,737)    (6,635)    (8,738)
                                                    ---------- ---------- ---------- ----------
        Interest charges, net......................     9,773      9,397     18,950     17,716
                                                    ---------- ---------- ---------- ----------

Net Income......................................... $   6,958  $   7,356  $  14,198  $  14,546
                                                    ========== ========== ========== ==========

See accompanying notes to financial statements.




NORTH ATLANTIC ENERGY CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                             -----------------------
                                                                 1997        1996
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Net Income................................................ $   14,198  $   14,546
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................     12,513      11,913
    Deferred income taxes and investment tax credits, net...     11,410      12,846
    Deferred return - Seabrook..............................    (10,188)    (13,240)
    Recoverable energy costs, net of amortization...........        102          99
    Other sources of cash...................................      7,943       9,968
    Other uses of cash......................................       (206)       (412)
  Changes in working capital:
    Receivables.............................................     (1,613)      5,427
    Materials and supplies..................................       (267)       (665)
    Accounts payable........................................    (10,926)       (972)
    Accrued taxes...........................................     (3,171)      4,537
    Other working capital (excludes cash)...................      2,725      (3,897)
                                                             ----------- -----------
Net cash flows from operating activities....................     22,520      40,150
                                                             ----------- -----------

Financing Activities:
  Net increase (decrease) in short-term debt................     35,900      (1,500)
  Reacquisitions and retirements of long-term debt..........    (20,000)    (20,000)
  Cash dividends on common stock............................    (25,000)    (11,000)
                                                             ----------- -----------
Net cash flows used for financing activities................     (9,100)    (32,500)
                                                             ----------- -----------

Investment Activities:
  Investment in plant:
    Electric utility plant..................................     (5,837)     (1,813)
    Nuclear fuel............................................     (5,381)     (1,423)
                                                             ----------- -----------
  Net cash flows used for investments in plant..............    (11,218)     (3,236)
  NU System Money Pool......................................       -          2,500
  Investments in nuclear decommissioning trusts.............     (2,501)     (1,803)
                                                             ----------- -----------
Net cash flows used for investments.........................    (13,719)     (2,539)
                                                             ----------- -----------
Net (Decrease) Increase In Cash For The Period..............       (299)      5,111

Cash - beginning of period..................................        299       8,313
                                                             ----------- -----------
Cash - end of period........................................ $     -     $   13,424
                                                             =========== ===========


See accompanying notes to financial statements.





                       NORTH ATLANTIC ENERGY CORPORATION

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   Presentation

          The accompanying unaudited financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this Form 10-Q, the Annual Report of North Atlantic Energy Corporation (the company or
          NAEC) on Form 10-K for the year ended December 31, 1996 (1996 Form 10-K), the company's Form 10-Q for the quarter ended March 31, 1997, and the company's Form 8-K dated June 28, 1997. In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1997, the results of operations for the three-month and six-month periods ended June 30, 1997 and 1996, and the statements of cash flows for the six-month periods ended June 30, 1997 and 1996. All adjustments are of a normal, recurring, nature. The results of operations for the three-month and six-month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results expected for a full year.

          Northeast Utilities (NU) is the parent company of the Northeast Utilities system (the system). The system furnishes franchised retail electric service in Connecticut, New Hampshire, and western Massachusetts through four wholly owned subsidiaries: The Connecticut Light and Power Company (CL&P), Public Service Company of New Hampshire (PSNH), Western Massachusetts Electric Company (WMECO), and Holyoke Water Power Company. NAEC, a wholly owned subsidiary, sells all of its entitlement to the capacity and output of the Seabrook nuclear power plant to PSNH. In addition to its franchised retail electric service, the system furnishes firm and other wholesale electric services to various municipalities and other utilities and, on a pilot basis pursuant to state regulatory experiments, provides off-system retail electric service. The system serves about 30 percent of New England's electric needs and is one of the 20 largest electric utility systems in the country as measured by revenues.

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

     B.   New Accounting Standards

          The Financial Accounting Standards Board (FASB) issued two new accounting standards during June 1997, Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 130 establishes standards for the reporting and disclosure of comprehensive income. SFAS 131 determines the standards for reporting and disclosing qualitative and quantitative information about a company's operating segments. Both SFAS 130 and SFAS 131 will be effective in 1998. Management believes that the implementation of SFAS 130 and SFAS 131 will not have a material impact on NAEC's financial position or its results of operations.

          For additional information regarding the adoption of new accounting standards, see NAEC's Form 10-Q for the quarter ended March 31, 1997 and NAEC's 1996 Form 10-K.

     C.   Regulatory Accounting and Assets

          For information regarding regulatory accounting and assets, see NAEC's Form 10-Q for the quarter ended March 31, 1997 and NAEC's 1996 Form 10-K.

2.   SHORT-TERM DEBT

     During May 1997, NAEC was notified by the SEC that it would be permitted to be a full participant in the Northeast Utilities System Money Pool (Pool). Certain subsidiaries of NU, including NAEC, are members of the Northeast Utilities System Money Pool (Pool). The Pool provides a more efficient use of the cash resources of the system, and reduces outside short-term borrowings. NUSCO administers the Pool as agent for the member companies. Short-term borrowing needs of the member companies are first met with available funds of the other member companies, including funds borrowed by NU parent. NU parent may lend to the Pool but may not borrow. Funds may be withdrawn from or repaid to the Pool at any time without prior notice. Investing and borrowing subsidiaries receive or pay interest based on the average daily Federal Funds rate. However, borrowings based on loans from NU parent bear interest at NU parent's cost and must be repaid based upon the terms of NU parent's original borrowing.

     For further information on the money pool and other short-term debt matters, see NAEC's 1996 Form 10-K.

3.   INTEREST RATE MANAGEMENT

     As of June 30, 1997, NAEC had outstanding interest-rate management agreements with a total notional value of approximately $200 million and a positive mark-to-market position of approximately $2.4 million.

     The interest rate management agreements have been made with various financial institutions, each of which is rated "BBB+" or better by Standard & Poor's rating group. NAEC is exposed to credit risk on interest-rate management instruments if the counterparties fail to perform their obligations. However, management anticipates that the counterparties will be able to fully satisfy their obligations under the agreements.

     For further information on interest rate management instruments, see the MD&A in this Form 10-Q, NAEC's Form 10-Q for the quarter ended March 31, 1997 and NAEC's 1996 Form 10-K.

4.   COMMITMENTS AND CONTINGENCIES

     A.  Environmental Matters

         For information regarding environmental matters, see NAEC's Form 10-Q for the quarter ended March 31, 1997 and NAEC's 1996 Form 10-K.

     B.  Nuclear Insurance Contingencies

         For information regarding nuclear insurance contingencies, see NAEC's 1996 Form 10-K.

     C.  Seabrook 1 Construction Program

         For information regarding NAEC's construction program, see NAEC's 1996 Form 10-K.

5.   NUCLEAR PERFORMANCE

     For information regarding nuclear performance, see NAEC's 1996 Form 10-K.

6.   NEW HAMPSHIRE RESTRUCTURING

     On May 13, 1997, the United States District Court for Rhode Island appointed a mediator to the pending case involving PSNH's and affiliates' challenge to the New Hampshire Public Utilities Commission decision on February 28, 1997. All court proceedings on the case have been suspended during the mediation process. On June 30, 1997, the mediator requested and received an extension of the period of mediation to August 4, 1997. On August 4, 1997, the mediator submitted to the court a second recommendation for the continuation of mediation. Pursuant to the court's order initiating the mediation process, this second extension will continue through September 2, 1997.

     For further information regarding New Hampshire restructuring, see the MD&A in this Form 10-Q, NAEC's Form 8-K dated June 28, 1997, NAEC's Form 10-Q for the quarter ended March 31, 1997 and NAEC's 1996 Form 10-K.





                      North Atlantic Energy Corporation
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


This section contains management's assessment of North Atlantic Energy Corporation's (NAEC or the company) financial condition and the principal factors having an impact on the results of operations. The company is a wholly-owned subsidiary of Northeast Utilities (NU). This discussion should be read in conjunction with the company's financial statements and footnotes in this Form 10-Q, the First Quarter Form 10-Q, the 1996 Form 10-K and the Form 8-K dated June 28, 1997.

FINANCIAL CONDITION

Earnings Overview

Under the Seabrook Power Contract (the Contract), Public Service Company of New Hampshire (PSNH) is unconditionally obligated to pay the company's cost of service for a period equal to the length of the Nuclear Regulatory Commission's
(NRC) full-power operating license for Seabrook 1 (through 2026) whether or not Seabrook 1 is operating and without regard to the cost of alternative sources of power. In addition, PSNH will be obligated to pay decommissioning and project cancellation costs after the termination of the operating license.

NAEC had net income of approximately $7 million for the three months ended June 30, 1997 and net income of approximately $14 million for the six months ended June 30, 1997, essentially unchanged from the same periods in 1996.

Nuclear Performance

Seabrook operated at a capacity factor of 71.6% percent through June 30, 1997, compared to 93.0 percent for the same period in 1996. The lower 1997 capacity factor is due primarily to the 50-day scheduled refueling and maintenance outage, which began on May 10, 1997. The plant returned to service on June 28, 1997.

For further information on the Millstone outages, see NAEC's 1996 Form 10-K.

Liquidity and Capital Resources

Cash provided from operations decreased by approximately $18 million in the first six months of 1997, from 1996, as a result of the pay down of the 1996 year end accounts payable balance. The year end accounts payable balance was relatively high due to costs associated with the Seabrook outage that had been incurred but not yet paid by the end of 1996. Cash used for financing activities decreased by approximately $23 million in the first six months of 1997, primarily due to the utilization of the NU system money pool in 1997, partially offset by higher cash dividends on common stock. Cash used for investments increased by approximately $11 million in the first six months of 1997, primarily due to higher 1997 nuclear fuel expenditures for the Seabrook refueling and higher Seabrook plant expenditures.

All NU system securities are currently rated below investment grade by Moody's Investors Services and Standard & Poors. These actions could adversely affect the availability and cost of funds for the NU system companies.

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

Restructuring

On May 13, 1997, the United States District Court for Rhode Island appointed a mediator to the pending case involving PSNH's and affiliates' challenge to the New Hampshire Public Utilities Commission (NHPUC) decision on February 28, 1997 regarding electric utility restructuring. All court proceedings on the case have been suspended during the mediation process.

On August 4, 1997 the mediator submitted to the court a second recommendation for the continuation of mediation. Pursuant to the court's order initiating the mediation process, this second extension will continue through September 2, 1997.

On May 2, 1997, PSNH filed a retail rate case with the New Hampshire Public Utilities Commission (NHPUC). PSNH is not requesting an increase in base rates but has asked the NHPUC to maintain its current base rate level. The fixed rate period under the Rate Agreement ends on May 31, 1997. The NHPUC has issued a schedule calling for temporary rate hearings in September, 1997. Permanent rate hearings are scheduled for May, 1998. The NHPUC has initiated a management audit of PSNH which is currently ongoing.

In a separate filing, PSNH requested a 6 percent increase in its Fuel and Purchased Power Adjustment Clause (FPPAC) billings, effective June 1, 1997. This increase is primarily the result of recognizing currently costs associated with independent power producer payments, which had been previously deferred for collection. The FPPAC will continue to operate until the year 2000. The FPPAC credit of $.00848 per kWh, which was effective June 1, 1996 through May 1997 has been stipulated as part of the mediation process. A credit rate of $.00481 per kWh will remain in effect until further ordered.

For further information on New Hampshire restructuring issues, see NAEC's 1996 Form 10-K and Form 8-Ks dated March 19, 1997 and June 28, 1997.

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

As of June 30, 1997, NAEC had outstanding interest rate management instruments with a total notional value of approximately $200 million. The settlement amounts for the second quarter associated with the instruments increased interest expense by approximately $0.3 million. For further information on risk management instruments, see the Notes to Financial Statements, Note 3, in this Form 10-Q.


RESULTS OF OPERATIONS



                                               Income Statement Variances
                                                   Increase/(Decrease)
                                                  Millions of Dollars
                                          Second                Year
                                          Quarter    Percent   to-Date   Percent


Operating revenues                          $11        28%        16       21%

Fuel                                         (2)      (56)        (2)     (23)
Other operation and
  maintenance expense                        12        42         13       21
Deferred Seabrook return (other
  and borrowed funds)                        (1)       (9)        (3)     (23)

Net income                                    -         -          -        -


Comparison of the Second Quarter of 1997 to the Second Quarter of 1996

Operating revenues represent amounts billed to PSNH under the terms of the Power Contracts and billings to PSNH for decommissioning expense.

Operating revenues increased in the second quarter primarily due to higher operation and maintenance expenses associated with the scheduled Seabrook refueling and maintenance outage in May 1997.

Fuel expense decreased in the second quarter primarily due to lower Seabrook capacity factors as a result of the scheduled refueling and maintenance outage.

Other operation and maintenance expenses increased in the second quarter primarily due to higher costs associated with the scheduled Seabrook refueling and maintenance outage in May 1997.

Deferred Seabrook return decreased in the second quarter primarily due to the final phase-in of Seabrook investment into rates in May, 1996.


Comparison of the First Six Months of 1997 to the First Six Months of 1996


Operating revenues increased in the first six months primarily due to higher operation and maintenance expenses associated with the scheduled refueling and maintenance outage in May 1997, as well as the increased return associated with the phase-in of the final 15 percent of Seabrook plant's Initial Investment in May, 1996.

Fuel expense decreased in the first six months primarily due to lower Seabrook capacity factors as a result of the scheduled refueling and maintenance outage.

Other operation and maintenance expenses increased in the first six months primarily due to higher costs associated with the scheduled refueling and maintenance outage in May 1997.

Deferred Seabrook return decreased in the first six months primarily due to the final phase-in of Seabrook investment into rates in May, 1996.




                          PART II.  OTHER INFORMATION



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders of NAEC held on June 9, 1997, stockholders voted to fix the number of directors for the ensuing year at seven. The vote fixing the number of directors at seven was 1,000 shares in favor, representing 100 percent of the issued and outstanding shares of common stock of NAEC.

     At the Annual Meeting, the following seven directors were elected, each by a vote of 1,000 shares in favor, to serve on the Board of Directors for the ensuing year: Ted C. Feigenbaum, Bernard M. Fox, William T. Frain, Jr., Cheryl
W. Grise, John B. Keane, Bruce D. Kenyon, and Hugh C. MacKenzie.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Listing of Exhibits:

         Exhibit Number       Description

                 27           Financial Data Schedule

(b)      Report on Form 8-K:

1.   NAEC filed a Form 8-K dated June 28, 1997 disclosing:

     . The court appointed mediator in the industry restructuring dispute between the State of New Hampshire and PSNH and NU filed a letter with the U.S. District Court in Rhode Island requesting the extension of the mediation to August 4, 1997;
     . On June 28, 1997, Seabrook nuclear generating unit returned to service following a 50-day planned refueling and maintenance outage.





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                     NORTH ATLANTIC ENERGY CORPORATION

                                                 Registrant




Date  August 12, 1997      By:  /s/ John H. Forsgren
                                    John H. Forsgren
                                    Executive Vice President and
                                    Chief Financial Officer





Date  August 12, 1997      By:  /s/ John J. Roman
                                    John J. Roman
                                    Vice President and Controller