Form 10-Q
period 1997-09-30
NORTH ATLANTIC ENERGY CORP /NH
filed 1997-11-12
CIK 880416

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549-1004

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997


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

                     Class                      Outstanding at October 31, 1997
         Common Shares, $1.00 par value                           1,000 shares
                       NORTH ATLANTIC ENERGY CORPORATION

                               TABLE OF CONTENTS



                                                              Page No.



Part I. Financial Information

    Item 1. Financial Statements

        Balance Sheets - September 30, 1997 and
        December 31, 1996                                                    2

        Statements of Income - Three Months and
        Nine Months Ended September 30, 1997 and 1996                        4

        Statements of Cash Flows - Nine Months
       Ended September 30, 1997 and 1996                                     5

        Notes to Financial Statements                                        6

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                                 9

Part II.    Other Information

     Item 6.   Exhibits and Reports on Form 8-K                             13

Signatures                                                                  14



                                   PART I.  FINANCIAL INFORMATION

NORTH ATLANTIC ENERGY CORPORATION

BALANCE SHEETS

                                                              September 30,
                                                                  1997       December 31,
                                                              (Unaudited)        1996
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
ASSETS
------

Utility Plant, at original cost:
  Electric................................................   $    781,432   $    775,794

     Less: Accumulated provision for depreciation.........        142,148        124,530
                                                             -------------  -------------
                                                                  639,284        651,264
  Construction work in progress...........................          8,725          8,887
  Nuclear fuel, net.......................................         29,097         31,765
                                                             -------------  -------------
      Total net utility plant.............................        677,106        691,916
                                                             -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............         24,329         19,744
                                                             -------------  -------------
                                                                   24,329         19,744
                                                             -------------  -------------

Current Assets:
  Cash....................................................           -               299
  Special deposits........................................            669          7,039
  Receivables from affiliated companies...................         15,562         16,422
  Taxes receivable........................................          6,762           -
  Materials and supplies, at average cost.................         13,861         13,093
  Prepayments and other...................................          2,908          4,302
                                                             -------------  -------------
                                                                   39,762         41,155
                                                             -------------  -------------


Deferred Charges:
  Regulatory assets:
   Deferred costs--Seabrook...............................        200,438        185,078
   Income taxes, net......................................         50,212         47,185
   Recoverable energy costs...............................          2,063          2,217
   Other regulatory assets................................         20,562         25,401
  Unamortized debt expense................................          3,941          4,692
                                                             -------------  -------------
                                                                  277,216        264,573
                                                             -------------  -------------
      Total Assets........................................   $  1,018,413   $  1,017,388
                                                             =============  =============

See accompanying notes to financial statements.






NORTH ATLANTIC ENERGY CORPORATION

BALANCE SHEETS

                                                              September 30,
                                                                  1997       December 31,
                                                              (Unaudited)        1996
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock--$1 par value. Authorized
   and outstanding 1,000 shares..........................    $          1   $          1
  Capital surplus, paid in................................        160,999        160,999
  Retained earnings.......................................         51,033         53,749
                                                             -------------  -------------
           Total common stockholder's equity..............        212,033        214,749
  Long-term debt..........................................        475,000        495,000
                                                             -------------  -------------
           Total capitalization...........................        687,033        709,749
                                                             -------------  -------------


Current Liabilities:
  Notes payable to affiliated company.....................         17,500          2,500
  Long-term debt--current portion.........................         20,000         20,000
  Accounts payable........................................          5,566         20,714
  Accounts payable to affiliated companies................          5,496          5,073
  Accrued interest........................................          9,330          2,888
  Accrued taxes...........................................            315          3,486
  Other...................................................            220            271
                                                             -------------  -------------
                                                                   58,427         54,932
                                                             -------------  -------------



Deferred Credits:
  Accumulated deferred income taxes.......................        216,844        196,650
  Deferred obligation to affiliated company...............         33,284         33,284
  Other...................................................         22,825         22,773
                                                             -------------  -------------
                                                                  272,953        252,707
                                                             -------------  -------------


Commitments and Contingencies (Note 3)



                                                             -------------  -------------
           Total Capitalization and Liabilities...........   $  1,018,413   $  1,017,388
                                                             =============  =============

See accompanying notes to financial statements.


NORTH ATLANTIC ENERGY CORPORATION
STATEMENTS OF INCOME
(Unaudited)

                                                      Three Months Ended     Nine Months Ended
                                                         September 30,         September 30,
                                                    --------------------- ---------------------
                                                       1997       1996       1997       1996
                                                    ---------- ---------- ---------- ----------
                                                              (Thousands of Dollars)

Operating Revenues................................. $  45,943  $  41,565  $ 138,047  $ 117,335
                                                    ---------- ---------- ---------- ----------
Operating Expenses:
  Operation --
     Fuel..........................................     4,984      3,912     10,509     11,108
     Other.........................................     9,145      8,516     27,879     23,993
  Maintenance......................................     5,029      2,172     18,685      5,649
  Depreciation.....................................     6,309      6,020     18,822     17,933
  Federal and state income taxes...................     3,276      3,292      9,793      9,073
  Taxes other than income taxes....................     3,076      3,014      9,646      9,079
                                                    ---------- ---------- ---------- ----------
        Total operating expenses...................    31,819     26,926     95,334     76,835
                                                    ---------- ---------- ---------- ----------
Operating Income...................................    14,124     14,639     42,713     40,500
                                                    ---------- ---------- ---------- ----------

Other Income:
  Deferred Seabrook return--other funds............     1,812      1,599      5,365      6,101
  Other, net.......................................       (65)       407         71        747
  Income taxes.....................................     1,684      2,921      2,554      4,480
                                                    ---------- ---------- ---------- ----------
        Other income, net..........................     3,431      4,927      7,990     11,328
                                                    ---------- ---------- ---------- ----------
        Income before interest charges.............    17,555     19,566     50,703     51,828
                                                    ---------- ---------- ---------- ----------
Interest Charges:
  Interest on long-term debt.......................    12,449     12,954     37,852     39,617
  Other interest...................................       380       (201)       562       (410)
  Deferred Seabrook return--borrowed funds.........    (3,360)    (3,105)    (9,995)   (11,843)
                                                    ---------- ---------- ---------- ----------
        Interest charges, net......................     9,469      9,648     28,419     27,364
                                                    ---------- ---------- ---------- ----------

Net Income......................................... $   8,086  $   9,918  $  22,284  $  24,464
                                                    ========== ========== ========== ==========

See accompanying notes to financial statements.


NORTH ATLANTIC ENERGY CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                             -----------------------
                                                                 1997        1996
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Net Income................................................ $   22,284  $   24,464
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................     18,823      17,933
    Deferred income taxes and investment tax credits, net...     17,209       9,969
    Deferred return - Seabrook..............................    (15,360)    (17,944)
    Sale of Seabrook 2 steam generator......................          -      20,870
    Recoverable energy costs, net of amortization...........        154          99
    Other sources of cash...................................     14,645      15,037
    Other uses of cash......................................       (638)       (425)
  Changes in working capital:
    Receivables.............................................        860       4,832
    Materials and supplies..................................       (768)     (1,005)
    Accounts payable........................................    (14,725)      6,652
    Accrued taxes...........................................     (3,171)      2,851
    Other working capital (excludes cash)...................      7,393       3,727
                                                             ----------- -----------
Net cash flows from operating activities....................     46,706      87,060
                                                             ----------- -----------

Financing Activities:
  Net increase (decrease) in short-term debt................     15,000      (8,000)
  Reacquisitions and retirements of long-term debt..........    (20,000)    (20,000)
  Cash dividends on common stock............................    (25,000)    (17,000)
                                                             ----------- -----------
Net cash flows used for financing activities................    (30,000)    (45,000)
                                                             ----------- -----------

Investment Activities:
  Investment in plant:
    Electric utility plant..................................     (7,409)     (3,025)
    Nuclear fuel............................................     (5,607)     (4,153)
                                                             ----------- -----------
  Net cash flows used for investments in plant..............    (13,016)     (7,178)
  NU System Money Pool......................................       -        (26,250)
  Investments in nuclear decommissioning trusts.............     (3,989)     (2,810)
                                                             ----------- -----------
Net cash flows used for investments.........................    (17,005)    (36,238)
                                                             ----------- -----------
Net (Decrease) Increase In Cash For The Period..............       (299)      5,822

Cash - beginning of period..................................        299       8,313
                                                             ----------- -----------
Cash - end of period........................................ $     -     $   14,135
                                                             =========== ===========


See accompanying notes to financial statements.





                       NORTH ATLANTIC ENERGY CORPORATION

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   Presentation

          The accompanying unaudited financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this Form 10-Q, the Annual Report of North Atlantic Energy Corporation (the company or
          NAEC) on Form 10-K for the year ended December 31, 1996 (1996 Form 10-K), the company's Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997, and the company's Form 8-Ks dated August 19, 1997, September 2, 1997, and October 13, 1997. In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1997, the results of operations for the three-month and nine-month periods ended September 30, 1997 and 1996, and the statements of cash flows for the nine-month periods ended September 30, 1997 and 1996. All adjustments are of a normal, recurring, nature. The results of operations for the three-month and nine-month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results expected for a full year.

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

     B.   New Accounting Standards

          For information regarding the adoption of new accounting standards, see NAEC's Form 10-Q for the quarters ended June 30, 1997 and March 31, 1997, and NAEC's 1996 Form 10-K.

     C.   Regulatory Accounting and Assets

          For information regarding regulatory accounting and assets, see the MD&A in this Form 10-Q, NAEC's Form 10-Q for the quarters ended June 30, 1997 and March 31, 1997, and NAEC's 1996 Form 10-K.

2.   INTEREST RATE MANAGEMENT

     As of September 30, 1997, NAEC had outstanding interest-rate management agreements with a total notional value of approximately $200 million and a positive mark-to-market position of approximately $800 thousand.

     The interest-rate management agreements have been made with various financial institutions, each of which is rated "BBB+" or better by Standard & Poor's rating group. NAEC is exposed to credit risk on interest-rate management instruments if the counterparties fail to perform their obligations. However, management anticipates that the counterparties will be able to fully satisfy their obligations under the agreements.

     For further information on interest-rate management instruments, see the MD&A in this Form 10-Q, NAEC's Form 10-Q for the quarters ended June 30, 1997 and March 31, 1997 and NAEC's 1996 Form 10-K.

3.   COMMITMENTS AND CONTINGENCIES

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

5.   NEW HAMPSHIRE RESTRUCTURING

     On May 13, 1997, the United States District Court for New Hampshire (Court) appointed a mediator to the pending case involving PSNH's and affiliates' challenge to the New Hampshire Public Utilities Commission (NHPUC) Final Plan on restructuring the electric industry issued on February 28, 1997. All court proceedings in the case were suspended during the mediation process. On September 2, 1997, PSNH announced that the mediation involving its court challenge to the February 28, 1997 restructuring orders of the NHPUC had ended without a resolution. The Court has suspended the procedural schedule associated with this court proceeding pending the resolution of appeals of certain preliminary rulings by the United States Circuit Court of Appeals for the First Circuit. The temporary restraining order issued by the Court in March 1997 will remain in effect until further order of either court. The NHPUC also reopened its proceeding to reconsider certain matters in its restructuring orders.

     For further information on the restructuring of the electric utility industry in the State of New Hampshire and on the PSNH rate case proceeding, see the MD&A in this Form 10-Q, NAEC's Form 8-Ks dated October 13, 1997 and September 2, 1997, NAEC's Form 10-Q for the quarters ended June 30, 1997 and March 31, 1997 and NAEC's 1996 Form 10-K.



                  North Atlantic Energy Corporation

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


This section contains management's assessment of North Atlantic Energy Corporation's (NAEC or the Company) financial condition and the principal factors having an impact on the results of operations. The Company is a wholly-owned subsidiary of Northeast Utilities (NU). This discussion should be read in conjunction with the Company's financial statements and footnotes in this Form 10-Q, the First and Second Quarter 1997 Form 10-Qs, the 1996 Form 10-K and the Form 8-K dated September 2, 1997.

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

NAEC had net income of approximately $8 million for the three months ended September 30, 1997 compared to approximately $10 million for the same period in 1996. Net income for the nine months ended June 30, 1997 was approximately $22 million, compared to approximately $24 million for the same period in 1996. The decreases in net income for the three and nine month periods were primarily due to deferred tax benefits in 1996 associated with the proceeds from the sale of Seabrook Unit 2 steam generators.

Nuclear Performance

Seabrook operated at a capacity factor of 82.7 percent through September 30, 1997, compared to 95.7 percent for the same period in 1996. The lower 1997 capacity factor is due primarily to the 50-day scheduled refueling and maintenance outage, which began on May 10, 1997. The plant returned to service on June 28, 1997.

For information on the Millstone outages, see NAEC's 1996 Form 10-K.

Liquidity and Capital Resources

Cash provided from operations decreased by approximately $40 million in the first nine months of 1997, from 1996, as a result of the pay down of the 1996 year end accounts payable balance and from proceeds in 1996 from the sale of the Seabrook Unit 2 steam generators. The year end accounts payable balance was relatively high due to purchases in preparation for the Seabrook outage that had been incurred but not yet paid by the end of 1996. Cash used for financing activities decreased by approximately $15 million in the first nine months of 1997, primarily due to the utilization of the NU system money pool in 1997, partially offset by higher cash dividends on common stock. Cash used for investments decreased by approximately $19 million in the first nine months of 1997, primarily due to a decrease in investments in the Money Pool partially offset by higher 1997 Seabrook plant expenditures.

Each major company in the NU system finances its own needs. Neither The Connecticut Light and Power Company (CL&P) nor Western Massachusetts Electric Company (WMECO) have any financing agreements containing cross defaults based on financial defaults by NU, PSNH or NAEC. Similarly, neither PSNH nor NAEC have any financing agreements containing cross defaults based on financial defaults by NU, CL&P or WMECO. Nevertheless, it is possible that investors will take negative operating results or regulatory developments at one company in the NU system into account when evaluating other companies in the NU system. That could, as a practical matter and despite the contractual and legal separations among the NU companies, negatively affect each company's access to financial markets.

PSNH Restructuring

On May 13, 1997, the United States District Court (Court) of New Hampshire appointed a mediator to the pending case involving PSNH's and affiliates' challenge to the New Hampshire Public Utilities Commission (NHPUC) decision on February 28, 1997 regarding electric utility restructuring. All court proceedings on the case were suspended during the mediation process.

On September 2, 1997, PSNH announced that the mediation had ended without a resolution. The Court has suspended the procedural schedule associated with this court proceeding pending the resolution of appeals of certain preliminary rulings by the U.S. Circuit Court of Appeals for the First Circuit. The temporary restraining order issued by the Court in March 1997 will remain in effect until further orders by either court.

The NHPUC also reopened its proceeding to reconsider certain limited matters in its restructuring orders. The NHPUC established a schedule to conduct rehearings on two PSNH-specific issues - whether the Final Plan would require write-offs under Statement of Financial Accounting Standards (SFAS) 71 and whether the Final Plan repudiates the Rate Agreement; and one generic issue - whether energy efficiency mandates for regulated distribution companies should be continued. On October 22, 1997, the NHPUC changed the scope of the PSNH-specific re-hearing proceedings to encompass the alternative rate-setting methodologies proposed by the intervenors; to decide the appropriate methodology to be used to determine PSNH's interim stranded costs; and to set PSNH's interim stranded cost charges utilizing the determined methodology. In testimony filed with the NHPUC on November 7, 1997, PSNH proposed a new methodology to quantify its stranded costs. Under this proposal, PSNH would divest all owned generation and purchased-power obligations via auction. To the extent that the auction fails to produce sufficient revenues to cover the net book value of owned generation and contractual payment obligations of purchased-power, the difference would be recovered from customers through a non-bypassable distribution charge. The new proposal also relies upon securitization of certain assets to further reduce rates. Hearings are scheduled to begin on November 20, 1997.

PSNH Rate Matters

On September 16, 1997, PSNH filed testimony and exhibits supporting an increase of just under 10 percent on an annual basis in the Fuel and Purchased Power Adjustment Clause (FPPAC) rate effective on December 1, 1997. In order to request as moderate an FPPAC rate as possible, PSNH's filing defers certain costs for future recovery. A decision is pending.

By Order dated November 6, 1997, the NHPUC ordered a temporary rate reduction for PSNH at a revenue level 6.87 percent lower than current rates. The temporary rates will be effective December 1, 1997. The NHPUC also set an interim return on equity of 11 percent. A final decision in PSNH's permanent rate proceeding, which will be reconciled to July 1, 1997, is not expected to be issued until mid-1998.

All or a portion of this reduction may be offset or eliminated by an increase to rates through the FPPAC, referred to above.

For further information on New Hampshire restructuring issues, see NAEC's 1996 Form 10-K, First and Second Quarter 1997 10-Qs and Form 8-K dated September 2, 1997.

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

As of September 30, 1997, NAEC had outstanding interest rate management instruments with a total notional value of approximately $200 million. The settlement amounts for the third quarter associated with the instruments increased interest expense by approximately $140,000.

For further information on risk management instruments, see the "Notes to Financial Statements", Note 2, in this Form 10-Q.



RESULTS OF OPERATIONS



                                              Income Statement Variances
                                                  Increase/(Decrease)
                                        Millions of Dollars
                                          Third                 Year
                                         Quarter    Percent   to-Date    Percent


Operating revenues                           $4        11%       $21       18%


Fuel Expense                                  1        27         (1)      (5)
Other operation and
 maintenance expense                          3        33         17       57
Deferred Seabrook return (other
  and borrowed funds)                         -         -         (3)     (14)
Income taxes                                  1        20          3       20

Net income                                   (2)      (18)        (2)      (9)

Comparison of the Third Quarter of 1997 to the Third Quarter of 1996


Operating revenues represent amounts billed to PSNH under the terms of the Power Contracts and billings to PSNH for decommissioning expense.

Operating revenues increased in the third quarter primarily due to higher operation and maintenance expenses associated with the Seabrook outage.

Income taxes increased in the third quarter primarily due to deferred tax benefits in 1996 associated with proceeds from the sale of the Seabrook Unit 2 steam generators.


Comparison of the First Nine Months of 1997 to the First Nine Months of 1996


Operating revenues increased in the first nine months primarily due to higher operation and maintenance expenses and the increased return associated with the phase-in of the final 15 percent of Seabrook plant's Initial Investment in May, 1996.

Other operation and maintenance expenses increased in the first nine months primarily due to higher costs associated with the scheduled Seabrook refueling and maintenance outage in May 1997.

Deferred Seabrook return decreased in the first nine months primarily due to the final phase-in of Seabrook investment into rates in May, 1996.

Income taxes increased in the first nine months primarily due to deferred tax benefits in 1996 associated with proceeds from the sale of the Seabrook Unit 2 steam generators.


                          PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Listing of Exhibits:

      Exhibit Number          Description


              10         Description of Certain Management
                         Compensation Arrangements (Exhibit 10.50, File No. 333-30911)

              27         Financial Data Schedule

(b)   Reports on Form 8-K:

      1. NAEC filed a Form 8-K dated August 19, 1997 disclosing that Michael G. Morris has been appointed Chairman, President and Chief Executive Officer of NU.

      2.  NAEC filed a Form 8-K dated  September 2, 1997 disclosing:

          . The NHPUC/PSNH mediation proceedings had ended without resolution. . In connection with PSNH's temporary rate proceeding, testimony was filed with the NHPUC disclosing the significant negative consequences to PSNH if the NHPUC implements a one-year rate reduction of 11.41 percent.

      3.  NAEC filed a Form 8-K dated October 13, 1997 disclosing:

          . On October 13, 1997, the NHPUC orally ordered a temporary rate reduction for PSNH at a revenue level 6.43 percent lower than current rates, to be effective December 1, 1997.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                     NORTH ATLANTIC ENERGY CORPORATION

                                                 Registrant






Date: November 12, 1997        By:  /s/ John H. Forsgren
                                    John H. Forsgren
                                    Executive Vice President and
                                    Chief Financial Officer





Date: November 12, 1997        By:  /s/ John J. Roman
                                    John J. Roman
                                    Vice President and Controller